Form 10-Q
period 1995-03-31
BEST FRANK E INC
filed 1995-05-15
CIK 11806

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-Q


             [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 1995

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

Indicate the number of shares outstanding of each of the registrant's classes of common, as of May 5, 1995.

             COMMON STOCK                    421,183.89 SHARES





- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                                      INDEX



                                                                        PAGE NO.
                                                                        --------
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

        Condensed Consolidated Statements of Income for the three months
          ended March 31, 1995 and 1994                                    3

        Condensed Consolidated Balance Sheets at March 31, 1995 and
          December 31, 1994                                              4-5

        Condensed Consolidated Statements of Shareholders' Equity at
          March 31, 1995 and December 31, 1994                             6

        Condensed Consolidated Statements of Cash Flows for the three
          months ended March 31, 1995 and 1994                             7

        Notes to Condensed Consolidated Financial Statements            8-10

Item 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                    11-12


PART II.  OTHER INFORMATION

Item 1. Legal Proceedings                                                 13

Item 5. Other Information                                                 13

Item 6. Exhibits and Reports on Form 8-K                                  13


SIGNATURE                                                                 14


Exhibit                                                                15-34

                             BEST LOCK COMPANIES
                     BEST LOCK CORPORATION AND SUBSIDIARY
  BEST UNIVERSAL LOCK CO. (A NON-OPERATING HOLDING COMPANY) AND SUBSIDIARIES
   FRANK E. BEST, INC. (A NON-OPERATING HOLDING COMPANY) AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                (Unaudited)


- -------------------------------------------------------------------------------
                                                    Three Months Ended March 31
                                                        1995           1994
                                                    ------------   ------------
NET SALES                                           $29,352,842     $23,390,011
OPERATING EXPENSES
  Cost of Goods Sold                                 15,764,524      12,082,356
  Selling                                             7,488,437       6,529,344
  General and Administrative                          4,042,870       3,143,423
  Engineering, research and development                 625,440         898,548
                                                    ------------    -----------
    Total operating expenses                         27,921,271      22,653,671
                                                    ------------    -----------

OPERATING INCOME                                      1,431,571         736,340
  Interest expense                                     (137,346)         (5,046)
  Other income, net                                     132,519          54,534
                                                    ------------    -----------
INCOME before provision for income taxes              1,426,744         785,828
  Provision for income taxes                            597,541         318,149
                                                    ------------    -----------
NET INCOME, Best Lock Corporation and Subsidiary        829,203         467,679
  Minority interest in net income, Best Lock
   Corporation and Subsidiary                          (175,750)       (127,162)
  Corporate - Best Universal Lock Co. expense               (96)           (311)
                                                    ------------    -----------
NET INCOME, Best Universal Lock Co. and
 Subsidiaries                                           653,357         340,206
  Minority interest in net income, Best Universal
   Lock Co. and Subsidiaries                           (192,332)        (76,104)
  Corporate - Frank E. Best, Inc. expense                   (66)           (310)
                                                    ------------    -----------
NET INCOME, Frank E. Best, Inc. and Subsidiaries    $   460,959     $   263,792
                                                    ------------    -----------
                                                    ------------    -----------



                                                                   Best Universal Lock Co.
                                                      Best Lock    ------------------------    Frank E.
                                                     Corporation    Series A      Series B     Best Inc.
                                                     -----------   -----------   ----------   ----------
Earnings per common share:
Three months ended March 31, 1995                     $     6.49    $    1.71    $     1.71   $     0.90
                                                      ----------    ---------    ----------   ----------
                                                      ----------    ---------    ----------   ----------
Three months ended March 31, 1994                     $     3.56    $    0.88    $     0.88   $     0.44
                                                      ----------    ---------    ----------   ----------
                                                      ----------    ---------    ----------   ----------
Weighted average shares outstanding:
  1995                                                127,827.43    82,731.60    300,000.00   511,919.46
                                                      ----------    ---------    ----------   ----------
                                                      ----------    ---------    ----------   ----------
  1994                                                131,238.85    86,469.00    300,000.00   598,710.00
                                                      ----------    ---------    ----------   ----------
                                                      ----------    ---------    ----------   ----------


See accompanying notes to condensed consolidated financial statements.

    FRANK E. BEST, INC. (A NONOPERATING HOLDING COMPANY) AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED BALANCE SHEETS
                                (Unaudited)


- -------------------------------------------------------------------------------
                                                      March 31     December 31
                                                        1995           1994
                                                    ------------   ------------
CURRENT ASSETS:
  Cash and cash equivalents                         $  3,807,315   $  4,843,579
  Trade receivables:
    Direct                                            12,269,604     11,680,289
    Sales representatives and other                    2,909,800      2,688,434
    Allowance for uncollectible accounts                (301,954)      (244,829)
  Estimated refundable income taxes                            0        141,708
  Current portion of notes receivable                     85,438         81,987
  Inventories                                         15,455,546     14,579,058
  Prepaid income taxes                                 3,166,828      3,566,922
  Other prepaid expenses                                  62,713        152,342
                                                    ------------    -----------
      Total current assets                            37,455,290     37,489,490
                                                    ------------    -----------

PROPERTY, PLANT AND EQUIPMENT, at cost
  Land and buildings                                  13,805,742     13,770,826
  Machinery and equipment                             29,376,911     29,478,143
  Tooling                                              8,214,928      8,090,184
  Furniture, fixtures and other                        8,664,169      8,342,408
  Construction work-in-progress                        2,023,117        975,301
                                                    ------------    -----------
                                                      62,084,867     60,656,862
  Less - accumulated depreciation                    (31,490,684)   (30,519,725)
                                                    ------------    -----------
      Total property, plant and equipment             30,594,183     30,137,137
                                                    ------------    -----------

OTHER ASSETS
  Long-term notes receivable                           3,290,037      3,280,332
  Other assets                                         1,024,492         54,050
                                                    ------------    -----------
      Total assets                                  $ 72,364,002   $ 70,961,010
                                                    ------------    -----------
                                                    ------------    -----------

See accompanying notes to condensed consolidated financial statements.

  FRANK E. BEST, INC. (A NONOPERATING HOLDING COMPANY) AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED BALANCE SHEETS
                                (Unaudited)


- -------------------------------------------------------------------------------
                                                      March 31     December 31
                                                        1995          1994
                                                    ------------   ------------
CURRENT LIABILITIES:
  Notes payable                                     $     2,500    $     2,500
  Current portion of retirement benefit obligations   1,369,954      1,381,967
  Trade accounts payable                              2,184,108      1,641,302
  Customer advances                                   1,492,018      1,501,304
  Accrued liabilities:
    Income taxes                                        236,038        941,064
    Property and other taxes                          1,217,361        960,153
    Payroll and vacation pay                          3,425,293      3,918,751
    Accrued severance                                   429,031      2,394,593
    Accrued medical claims                              880,000        850,000
    Other                                               407,807        861,819
                                                    ------------    -----------
      Total current liabilities                      11,644,110     14,453,453
                                                    ------------    -----------

LONG-TERM DEBT                                       12,000,000         -
RETIREMENT BENEFIT OBLIGATION                         4,274,403      4,444,971
DEFERRED INCOME TAXES                                 2,276,932      2,269,369
                                                    ------------    -----------
      Total liabilities                              30,195,445     21,167,793
                                                    ------------    -----------

MINORITY INTEREST IN SUBSIDIARIES                    18,733,104     21,736,524
                                                    ------------    -----------

COMMON STOCK AND COMMON STOCK OF UNIVERSAL AND
 BEST, REDEEMABLE UNDER STOCK BONUS PLAN              2,288,171      2,288,171
                                                    ------------    -----------

SHAREHOLDERS' EQUITY:
  Common stock, $1 par value, 600,000 shares
    authorized and issued, 421,183.89 shares
    outstanding 1995; 598,710 shares
    outstanding 1994                                    598,710        598,710
  Capital surplus                                        77,972         77,972
                                                    ------------    -----------
    Total capital stock                                 676,682        676,682


  Accumulated earnings                               27,952,905     27,491,946

  Cumulative translation adjustment                    (116,731)      (111,935)

  Common stock and common stock of Universal
   and Best, redeemable under Stock Bonus Plan       (2,288,171)    (2,288,171)

  Treasury stock                                     (5,077,403)        -
                                                    ------------    -----------
      Total shareholders' equity                     21,147,282     25,768,522
                                                    ------------    -----------

      Total liabilities and shareholders' equity    $72,364,002    $70,961,010
                                                    ------------    -----------
                                                    ------------    -----------

See accompanying notes to condensed consolidated financial statements.

    FRANK E. BEST, INC. (A NONOPERATING HOLDING COMPANY) AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                (Unaudited)


- -------------------------------------------------------------------------------
                                                      March 31     December 31
                                                    ------------   ------------
                                                        1995           1994
                                                    ------------   ------------

COMMON STOCK, $1 par value, 600,000 shares
    authorized and issued, 421,183.89 shares
    outstanding 1995; 598,710 shares
    outstanding 1994                                $    598,710   $    598,710


CAPITAL SURPLUS                                          77,972         77,972
    Total capital stock                             ------------    -----------
                                                        676,682        676,682
                                                    ------------    -----------
ACCUMULATED EARNINGS:
  Balance at beginning of year                       27,491,946     26,688,607
  Net income (three months ended March 31, 1995
   and twelve months ended December 31, 1994)           460,959      1,153,290
  Cash dividends (see below)                             --           (311,330)

  Difference between dividends of Series A and
   Series B common shareholders of Best Universal
   Lock Co.                                              --            (38,621)
                                                    ------------    -----------
  Balance at end of year                             27,952,905     27,491,946
                                                    ------------    -----------

COMMON STOCK AND COMMON STOCK OF UNIVERSAL AND
 BEST, REDEEMABLE UNDER STOCK BONUS PLAN (Note 8)    (2,288,171)    (2,288,171)
                                                    ------------    -----------

CUMULATIVE TRANSLATION ADJUSTMENT                      (116,731)      (111,935)
                                                    ------------    -----------

TREASURY STOCK
  Balance at beginning of year                           --             --
  Shares purchased                                   (5,077,403)        --
                                                    ------------    -----------
  Balance at end of period                           (5,077,403)        --
                                                    ------------    -----------
    Total shareholders' equity                      $26,224,685    $25,768,522
                                                    ------------    -----------
                                                    ------------    -----------

Cash dividends per share:                           $      0.00    $      0.52
                                                    ------------    -----------
                                                    ------------    -----------

See accompanying notes to condensed consolidated financial statements.

     FRANK E. BEST, INC. (A NONOPERATING HOLDING COMPANY) AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
- -------------------------------------------------------------------------------

                                                                         Three Months Ended March 31
                                                                       ------------------------------
                                                                            1995            1994
                                                                       --------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Cash received from customers                                          $   28,379,629  $   24,629,902
 Cash paid to suppliers and employees                                     (31,134,075)    (20,124,659)
 Interest received                                                            291,808          20,022
 Interest paid                                                                (28,416)         (5,008)
 Income taxes paid                                                           (753,443)        (78,856)
                                                                       --------------  --------------
  Net cash provided by operating activities                                (3,244,497)      4,441,401
                                                                       --------------  --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from sale of property, plant and equipment                            1,161           9,147
 Capital expenditures                                                      (1,581,654)     (1,456,996)
                                                                       --------------  --------------
  Net cash used in investing activities                                    (1,580,493)     (1,447,849)
                                                                       --------------  --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Borrowings against unsecured line of credit                               12,000,000               -
 Purchase of treasury stock                                                (8,211,021)              -
                                                                       --------------  --------------
  Net cash used in financing activities                                     3,788,979               -
                                                                       --------------  --------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                          (253)         (4,992)
                                                                       --------------  --------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                    (1,036,264)      2,988,560
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                              4,843,579       1,704,989
                                                                       --------------  --------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                             $    3,807,315  $    4,693,549
                                                                       --------------  --------------
                                                                       --------------  --------------


RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
 Net income                                                            $      460,959  $      263,793
 Adjustments-
  Depreciation and amortization                                             1,126,063       1,146,641
  Provision for losses on accounts receivable                                  78,619           3,726
  (Gain) loss on sale of property, plant and equipment                         (1,123)         (3,418)
  Minority interest related to current year earnings                          368,082         203,265
 Changes in assets and liabilities-
  (Increase) decrease in:
  Accounts and notes receivable                                              (812,800)      1,208,797
  Refundable income taxes                                                      68,407               -
  Inventories                                                                (872,482)        461,321
  Prepaid income taxes and other expenses                                     471,480          51,244
  Other assets                                                             (1,323,561)       (113,240)
 Increase (decrease) in:
  Accounts payable, customer advances and accrued liabilities              (2,001,157)        953,010
  Income taxes payable                                                       (631,966)        210,959
  Deferred income taxes                                                         7,563          21,000
  Retirement benefit and benefit obligation                                  (182,581)         34,303
                                                                       --------------  --------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                              $   (3,244,497) $    4,441,401
                                                                       --------------  --------------
                                                                       --------------  --------------

See accompanying notes to condensed consolidated financial statements.

                               BEST LOCK COMPANIES

                      BEST LOCK CORPORATION AND SUBSIDIARY
    BEST UNIVERSAL LOCK CO. (A NONOPERATING HOLDING COMPANY) AND SUBSIDIARIES
      FRANK E. BEST, INC. (A NONOPERATING HOLDING COMPANY) AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  INTERIM FINANCIAL STATEMENTS

    The accompanying condensed consolidated financial statements have not been audited by independent accountants. In the opinion of the Company's management, the financial statements reflect all adjustments necessary to fairly present the results of operations for the three-month periods ended March 31, 1995 and 1994, the Company's financial position at March 31, 1995 and December 31, 1994, and the cash flows for the three-month periods ended March 31, 1995 and 1994. These adjustments are of a normal recurring nature.

    Certain notes and other information have been omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the Company's 1994 Form 10-K.

    The results for the first quarter of 1995 are not necessarily indicative of future financial results.

    The condensed consolidated financial statements for each parent company in the Best Lock Companies (the Company) include their respective subsidiaries as indicated below:

                                                               Percent Owned
         Parent Company               Subsidiaries          as of March 31, 1995
         --------------               ------------          --------------------
       Frank E. Best, Inc.    Best Universal Lock Co.                 79%
         (Best)

       Best Universal Lock    Best Lock Corporation                   77%
         Co. (Universal)

       Best Lock              Best Universal Locks Limited (Canada)  100%
         Corporation (Lock)


2.  INCOME TAXES

The effective tax rate for the first quarter of 1995 was 41.9 percent compared with 40.5 percent for the first quarter of 1994. The effective tax rates are higher than the U.S. Federal statutory rate of 34% due to a higher tax rate in Canada and state income taxes.

3.  FINANCING AND RELATED PARTY ARRANGEMENTS

    The Company entered into a new unsecured line of credit agreement on February 15, 1995. The new credit agreement expires on February 15, 2002 and bears interest at a variable rate, based upon the prime rate, LIBOR or the Federal Funds rate, at the Company's election. The variable rate also fluctuates based upon the amounts borrowed under the credit agreement. The Company is subject to the maintenance of certain financial ratio covenants under terms of the credit agreement. The amounts available under this credit agreement are $25,000,000 through February 14, 1998 less $3,750,000 for each one year period thereafter until expiration. Borrowings under the credit agreement are convertible, at the Company's option, into term notes ranging from five to seven years, up through February 14, 1998. The Company borrowed $12,000,000 under this agreement on February 15, 1995. The interest on these borrowings is based on LIBOR, and was 7.43% as of March 31, 1995. The weighted average interest rate (interest expense divided by weighted average borrowing) during the period the borrowings were outstanding was 7.43%.

4.  RECLASSIFICATIONS

    Certain reclassifications have been made to the condensed consolidated balance sheet and statement of income for the three months ended March 31, 1994 to conform to the current year presentation.

5.  OTHER MATTERS

    On February 15, 1995, the Company settled all claims arising from a derivative action threatened against it by a director, as well as all claims against Lock's Chief Executive Officer and another officer. The material components of the settlement included: (i) the resignation of Walter E. Best from the Board of Directors and as President of each of Lock, Universal, Best, and Walter E. Best Company, Inc.; (ii) the resignation of Richard E. Best and Marshall W. Best as officers and employees of Lock and the resignation of Robert
W. Best as an employee; (iii) the payment of the total sum of $2,134,349 as severance, vacation and bonus payments to Walter E. Best, Robert W. Best, Richard E. Best, Marshall W. Best and Edwina McLemore, an employee of Lock; (iv) the payment of the total sum of $1,240,000 in exchange for covenants not to compete from Walter E. Best, Robert W. Best, Richard E. Best and Marshall W. Best; and (v) the payment of the total sum of $8,178,296 for the acquisition of shares of Lock and interests in a partnership as described below.

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

    Lock's acquisition of its interest in the partnership and its redemption of its own common shares were funded through the utilization of a portion of the unsecured line of credit of $25,000,000 as discussed in Note 3.

    The Company accounted for the purchase of the Lock shares and the 87% partnership interest as treasury stock, which resulted in a reduction to shareholders' equity of Lock of $8,178,296, Universal of $5,582,626 and Best of $5,077,403. As a result of these transactions, the minority interest of Universal decreased from 27% to 23% and the minority interest of Best decreased from 22% to 21%.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Since Frank E. Best, Inc. and Best Universal Lock Co. are non-operating parents of Best Lock Corporation, a discussion of Best Lock Corporation's business is necessary in order to understand the character and development of the total enterprise. As the variations between the financial statements of these three companies are not significant, the discussion and analysis of Best Lock Corporation is representative of all. The following, therefore, is a discussion of the business of Best Lock Corporation (the Company).

ANALYSIS OF RESULTS OF OPERATIONS

Sales for the first quarter of 1995 increased $6 million (25%) over the same period of 1994. Sales from the manufacturing division (BLM) to independent distributors and Authorized Contract Construction Dealers accounted for $2.5 million of the increase. The remainder of the increase resulted from higher sales at the company's distribution division (BLS), which is at least partially attributable to severe weather conditions in 1994.

The gross profit on sales, while increasing by $2.3 million, decreased to 46.3% of sales, compared to 48.3% in the prior year. Higher manufacturing overhead in the BLM division, mainly attributable to increased fringe benefit costs of approximately $400,000, caused the reduction in the gross profit percentage.

Operating income improved by $695,000 (94%) to 4.9% of net sales from 3.1% for the same period in 1994. Selling and administrative expenses increased by 19.2% due to higher salaries and fringe benefits of approximately $1 million. The Company is also in the process of implementing software for the order processing, inventory management, and accounting functions, which increased professional fees by $700,000.

Engineering expenses decreased by $273,000 (30.4%) over the first quarter of 1994, due to reductions in personnel associated with the development of certain product lines and lower expenditures for engineering-related professional fees .

The Company's effective tax rate was 41.9% in the first quarter of 1995 as compared to 40.5% for the same period in 1994. The effective tax rates are higher than the U.S. Federal statutory rate of 34% due to a higher tax rate in Canada and state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

The Company's liquidity continues to be strong for the first quarter of 1995. Working capital increased by $2.8 million, mainly due to the utilization of the unsecured line of credit, as discussed in Note 3 to the condensed consolidated financial statements. The current ratio of 3.2:1 at March 31, 1995 improved significantly from the ratio of 2.6:1 at December 31, 1994. Current liabilities decreased by $2.7 million due to payments primarily associated with the resignations discussed in Note 5 to the condensed consolidated financial statements, which reduced accrued severance, accrued vacation and other accrued expenses. Days sales outstanding decreased to 46 days from 55 days at December 31, 1994 due to an overall improvement in collections. Inventory turns of 4.2 in the first quarter of 1995 increased from 3.4 in the first quarter of 1994 due to increased sales and the Company's continued emphasis on inventory management and control. Inventory levels increased by $876,000 in the first quarter of 1995. This increase is a result of a decrease in backlog in the manufacturing division and an increase in inventory at the corporate-owned distribution offices.

Capital expenditures for the first quarter of 1995 were $1.6 million. Capital spending is projected to total between $5.0 and $7.0 million for the year. This total includes approximately $3.0 million for enhanced computer systems and related software.

During the first quarter of 1995, the Company borrowed $12 million against an unsecured line of credit to fund the purchase of $8.2 million in treasury stock. Proceeds from the borrowing were also used to pay severance and accrued vacation as described above.

The Company plans to meet its 1995 working capital and capital expenditure requirements through funds from operations and borrowings on the line of credit.

PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

Reference is made to Item 3 of the Company's Form 10-K for the year ended December 31, 1994. There have been no new legal proceedings initiated during the quarter, nor has there been a change in status or termination of any previously reported legal proceeding.


ITEM 5.  OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
The Settlement Agreement executed in connection with the resignations described in Note 5 to the condensed consolidated financial statements is attached hereto as an exhibit.

A Form 8-K was filed on March 2, 1995 for each of the companies (Lock, Universal and Best) to reflect the transaction described in Note 5 above.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        FRANK E. BEST, INC..
                                            (Registrant)


Date:  MAY 15, 1995                     By:  /s/ Edward C. Memmen, Jr.
                                                 ---------------------
                                             Vice President
                                             (Principal Accounting Officer)

       This AGREEMENT (the "Agreement") is entered into this 15th day of February 1995, by and among the following listed parties:

                1.     Best Lock Corporation (the "Corporation"),
                2.     Best Aircraft Corporation ("Aircraft"),
                3.     Best Lock Partnership (the "Partnership"),
                4.     Walter E. Best Company, Inc. ("WEBCO"),
                5.     Frank E. Best, Inc. ("FEB"),
                6.     Best Universal Lock Co. ("BUL"),
                7. Walter E. Best, as Trustee of the Walter E. Best Revocable Trust (the "WEB Trust"),
                8. Dona J. Best, as Trustee of the Dona J. Best Revocable Intervivos Trust (the "DJB Trust"),
                9.     Walter E. Best,
                10.    Dona J. Best,
                11.    Robert W. Best,
                12.    Denise Best,
                13.    Richard E. Best,
                14.    Amber Best,
                15.    Marshall W. Best,
                16.    Tracey Best,
                17.    Russell C. Best, and
                18.    Gregg A. Dykstra.

                              W I T N E S S E T H:

        WHEREAS, the Corporation is a publicly traded, for-profit corporation that is organized under the laws of the state of Delaware, that has its principal place of business in Indianapolis, Indiana, and that engages principally in the business of designing and manufacturing locks and locking devices;

        WHEREAS, the Corporation is a subsidiary corporation of BUL, FEB, and WEBCO (hereinafter collectively referred to as the Corporation's "Affiliates");

        WHEREAS, the Corporation shall purchase units of non-voting interests in the Partnership, an Indiana general partnership in which Russell C. Best and WEBCO are partners and that has as its principal asset shares of FEB common stock, to establish and maintain the Partnership as an investment vehicle to benefit the shareholders of the Corporation in the following ways: (i) it will permit the purchase of the interests held by certain senior members of the Corporation's management in the Corporation and certain affiliates of the Corporation in a manner that will afford the Corporation enhanced flexibility to undertake future restructuring transactions, should such transactions be determined to be beneficial to the Corporation and its shareholders, in a manner that reduces tax costs; (ii) it will enhance the flexibility of the Corporation to structure a sale of assets in a tax efficient manner should the Corporation ever determine to sell its assets; (iii) it will assist the accomplishment of the objective of causing the Corporation and certain of its affiliates to become members of a consolidated group for federal income tax purposes and, thereby, to achieve savings in federal income taxation for the Corporation's primary shareholder, Best Universal Lock Co., including with respect to distributions of dividends; and (iv) it will assist the accomplishment of the objective of reducing the financial and other costs of compliance with requirements imposed upon the Corporation by the Securities Exchange Act of 1934;

        WHEREAS, BUL, a subsidiary of FEB, is a publicly traded, for-profit corporation organized under the laws of the state of Washington with its principal place of business located in Indianapolis, Indiana;

        WHEREAS, FEB is a publicly traded, for-profit corporation organized under the laws of the state of Washington with its principal place of business in Indianapolis, Indiana;

        WHEREAS, WEBCO is a privately held, for-profit corporation organized under the laws of the state of Indiana with its principal place of business in Indianapolis, Indiana;

        WHEREAS, the following persons serve as employees of the Corporation in the following capacities: (1) Russell C. Best - Chief Executive Officer, (2) Walter E. Best - Chairman and President, (3) Richard E. Best - Vice President,
(4) Marshall W. Best - Vice President, and (5) Robert W. Best - Assistant to the President (hereinafter these five individuals are referred to as the "Best Family Managers");

        WHEREAS, Gregg A. Dykstra serves as the Corporation's general counsel;

        WHEREAS, Dona J. Best, wife of Walter E. Best, Denise Best, wife of Robert W. Best, Amber Best, wife of Richard E. Best, and Tracey Best, wife of Marshall W. Best, legally and/or beneficially own shares in the Corporation and/or one or more of the Corporation's Affiliates;

        WHEREAS, serious differences of opinion respecting the management and the desired future direction of the Corporation exist among the Best Family Managers and Gregg A. Dykstra;

        WHEREAS, these differences of opinion have prevented the Corporation's Board of Directors, of which Walter E. Best and Russell C. Best are members, from operating effectively;

        WHEREAS, Walter E. Best has expressed strong criticism and disagreement with certain proposals advanced by, as well as certain past conduct of, Russell
C. Best and Gregg A. Dykstra;

        WHEREAS, the Corporation's Board of Directors has considered and reviewed the dispute among the Best Family Managers and Gregg A. Dykstra and has determined that the interests of the Corporation's shareholders cannot be best served if the dispute continues and all of the Best Family Managers remain employees of the Corporation;

        WHEREAS, the Corporation and all the members of its Board of Directors believe, that the interests of the Corporation's shareholders are best served by terminating the dispute among the Best Family Managers and eliminating the conflict that now prevents the Corporation's Board of Directors from operating effectively by severing the relationship that Walter E. Best, Robert W. Best, Richard E. Best, and Marshall W. Best have with the Corporation pursuant to the terms of a severance arrangement;

        WHEREAS, the parties have executed a Letter of Intent, dated November 29, 1994, as amended by an Amendment dated January 6, 1995 and by a Second Amendment dated January 27, 1995, which sets forth their agreement in principle with respect to the terms of the severance arrangement;

        WHEREAS, the Corporation has engaged Merrill Lynch, Pierce, Fenner & Smith Incorporated to review the terms of the proposed severance arrangement, and Merrill Lynch has issued its written opinion, dated February 14, 1995, that the proposed severance arrangement, if effected, is fair to the shareholders of the Corporation from a financial perspective;

        WHEREAS, the parties desire this Agreement to constitute their definitive agreement respecting the terms of the severance arrangement detailed in the Letter of Intent, as amended;

        WHEREAS, the Corporation desires that the current dispute among the Best Family Managers and Gregg A. Dykstra and between Russell C. Best and Walter E. Best, as members of the Board of Directors of the Corporation, be resolved;

        WHEREAS, Walter E. Best, Dona J. Best, Robert W. Best, Denise Best, Richard E. Best, Amber Best, Marshall W. Best, and Tracey Best desire to divest themselves of all their relationships with the Corporation, including all ownership, management, and employment relationships, by selling all of their stock in the Corporation and its Affiliates and by resigning all positions, including but not limited to, Director, Officer, and Employee held in the Corporation and its Affiliates, and its Stock Bonus Plan;

        WHEREAS, Aircraft is a closely held corporation that is organized under the laws of the state of Indiana, has its principal place of business in Indianapolis, Indiana, and engages in the business of owning and leasing various aircraft and automobiles for executive transportation;

        WHEREAS, Aircraft leases automobiles to the Corporation, both Aircraft and the Corporation desire to terminate their leasing relationship and the Corporation desires to purchase and Aircraft desires to sell certain of these automobiles;

        NOW, THEREFORE, in consideration of the mutual covenants expressed herein and other good and sufficient consideration, the parties hereto agree to the following:


                   ARTICLE 1:  REPRESENTATIONS AND WARRANTIES

        A. REPRESENTATIONS AND WARRANTIES OF THE CORPORATION. The Corporation makes the following representations and warranties:

              1. ORGANIZATION OF THE CORPORATION. The Corporation is a corporation duly organized, validly existing, and in good standing under the laws of the State of Delaware and is duly qualified to transact all the business required herein. The Corporation has the full power and authority to purchase and sell tangible and intangible property and to borrow funds and to carry on its business as now conducted.

              2. CORPORATE AUTHORITY. The Corporation has full right, power, capacity, and authority to enter into this Agreement, to consummate the transactions contemplated hereby, and to comply with the terms, conditions, and provisions hereof. The execution, delivery, and performance of this Agreement by the Corporation have been duly authorized and approved by the Board of Directors of the Corporation and do not require any further authorization or consent. This Agreement and all the other documents, papers, and instruments related directly or indirectly thereto, constitute, in accordance with their terms, valid, enforceable, and legally binding obligations of the Corporation.

              3. NO VIOLATION, ARTICLES OF INCORPORATION, BY-LAWS, ETC. The execution, delivery, and performance of this Agreement and the consummation of the transactions contemplated hereby and the compliance with or fulfillment of the terms and provisions hereof and of any other agreement or instrument contemplated hereby, do not and will not (i) conflict with or result in a breach of any of the provisions of the Articles of Incorporation, or the By-Laws of the Corporation, (ii) contravene any law, rule, or regulation of any state or of the United States, or any order, writ, award, judgment, decree, or other determination that affects or binds the Corporation, or any of its respective properties, (iii) conflict with, result in a breach of, constitute a default under, or give rise to a right of termination under any contract, deed of trust, mortgage, trust, lease, governmental, or other license, permit or other authorization, contract, agreement, note, or any other agreement, instrument, or restriction to which the Corporation is a party or by which any properties of the Corporation may be affected or bound, or (iv) require the approval, consent or authorization of, or registration with, any third party or any foreign, federal, state or local court, governmental authority, or regulatory body.

        B. REPRESENTATIONS AND WARRANTIES OF AIRCRAFT. Aircraft makes the following representations and warranties:

              1. ORGANIZATION OF AIRCRAFT. Aircraft is a corporation duly organized, validly existing, and in good standing under the laws of the State of Indiana and is duly qualified to transact all the business required herein. Aircraft has the full power and authority to purchase and sell tangible and intangible property and to borrow funds and to carry on its business as now conducted.

              2. CORPORATE AUTHORITY. Aircraft has full right, power, capacity, and authority to enter into this Agreement, to consummate the transactions contemplated hereby, and to comply with the terms, conditions, and provisions hereof. The execution, delivery, and performance of this Agreement by Aircraft have been duly authorized and approved by the Board of Directors of Aircraft and do not require any further authorization or consent.

              3. NO VIOLATION, ARTICLES OF INCORPORATION, BY-LAWS, ETC. The execution, delivery, and performance of this Agreement and the consummation of the transactions contemplated hereby and the compliance with or fulfillment of the terms and provisions hereof and of any other agreement or instrument contemplated hereby, do not and will not (i) conflict with or result in a breach of any of the provisions of the Articles of Incorporation, or the By-Laws of Aircraft (ii) contravene any law, rule, or regulation of any state or of the United States, or any order, writ, award, judgment, decree, or other determination that affects or binds Aircraft, or any of its respective properties, (iii) conflict with, result in a breach of, constitute a default under, or give rise to a right of termination under any contract, deed of trust, mortgage, trust, lease, governmental, or other license, permit or other authorization, contract, agreement, note, or any other agreement, instrument, or restriction to which Aircraft is a party or by which any properties of Aircraft may be affected or bound, except for the contractual arrangement that Aircraft has with National City Bank of Indianapolis, Indiana (the "NCB Contract"), or (iv) require the approval, consent or authorization of, or registration with, any third party or any foreign, federal, state or local court, governmental authority, or regulatory body except that the approval of National City Bank of Indianapolis ("NCB") to the transfer of the automobiles contemplated herein is required and has been secured.

              4. TITLE AND CONDITION. Except for the interest of NCB in certain automobiles as reflected in the NCB Contract, Aircraft currently has, and as of the date of closing, will have good and marketable title, free and clear of any and all Liens, as hereinafter defined, to each of the automobiles identified in EXHIBIT A. The automobiles owned and held by Aircraft are in good and serviceable condition and suitable for the uses for which they are intended. For purposes of this Agreement, a "Lien" shall mean any lien, encumbrance, mortgage, hypothecation, pledge, conditional sales contract, equity, charge, hire or hire purchase agreement, or other similar conflicting ownership or security interest in favor of any third party, except for any lien for state or local property taxes that is not yet due and payable.


                     II.    ARTICLE 2:  ECONOMIC PROVISIONS

        A.    ORDER OF TRANSACTIONS.  The transactions described within this
              Article 2 shall occur in the order prescribed in this Section 2.1, and in the event the order prescribed herein may conflict with the order in any other provision, this Section 2.1 shall control.

              1. FIRST TRANSACTION. WEBCO's redemption of all the WEBCO shares owned by the DJB Trust, the WEB Trust, Robert W. Best, Denise Best, Richard E. Best, Amber Best, Marshall W. Best, and Tracey Best for non-voting interests in the Partnership.

              2. SECOND TRANSACTION. The Corporation shall purchase all the non-voting interests in the Partnership owned by the DJB Trust, the WEB Trust, Robert W. Best, Denise Best, Richard
                    E. Best, Amber Best, Marshall W. Best, and Tracey Best.

              3. THIRD TRANSACTION. The Partnership shall purchase all the shares of stock in FEB and BUL owned by Walter E. Best, the DJB Trust, Robert W. Best, Richard E. Best, and Marshall W. Best.

              4. FOURTH TRANSACTION. The Corporation shall redeem all the shares of stock in the Corporation owned by Walter E. Best, the DJB Trust, Robert W. Best, Richard E. Best, and Marshall
                    W. Best.

              5. FIFTH TRANSACTION. All the transactions that are not identified as part of the first, second, third, or fourth transactions above shall occur as part of this fifth transaction.

              After the transactions contemplated hereunder are effected, the Corporation will own an 87.00 percentage interest in the Partnership.

        B.    SHARES OWNED BY WALTER E. BEST.

              PURCHASE BY PARTNERSHIP. ON February 15, 1995, the Partnership shall purchase from Walter E. Best, and Walter E. Best shall sell to the Partnership, all the shares of capital stock that he owns in FEB and BUL.

              REDEMPTION BY CORPORATION. On February 15, 1995, the Corporation shall redeem from Walter E. Best, and Walter E. Best shall present to the Corporation for redemption, all the shares of stock he owns in the Corporation, for cash in the amount equal to the aggregate appraised value of the Corporation shares on December 31, 1993, as determined by Sigurd R. Wendin & Associates, Inc. and reflected in Richard Wendin's letter dated May 16, 1994, which is attached as EXHIBIT B (the "Wendin Appraisal I").

              These transactions shall occur as follows:

              1. FEB COMMON. The Partnership shall purchase ten (10) shares of common stock in FEB from Walter E. Best for $293.60 in cash, based on the FEB common stock appraised fair market value of $29.36 per share.

              2. BUL COMMON. The Partnership shall purchase five (5) shares of common stock in BUL from Walter E. Best for $329.80 in cash, based on the BUL common stock appraised fair market value of $65.96 per share.

              3. CORPORATION COMMON. The Corporation shall redeem two (2) shares of common stock in the Corporation from Walter E. Best for $770.00 in cash, based on the Corporation common stock appraised fair market value of $385.00 per share.

              Walter E. Best shall deliver to the Corporation no later than February 15, 1995 all stock certificates and properly endorsed and executed stock powers in a form sufficient to permit the transfer of ownership of the stock.

        C.    SHARES OWNED BY THE DONA J. BEST REVOCABLE INTERVIVOS TRUST.

              REDEMPTION BY WEBCO AND PURCHASE BY CORPORATION. On February 15, 1995, WEBCO shall redeem from the DJB Trust, and the DJB Trust shall present to WEBCO for redemption, all the non-voting shares of common stock that the DJB Trust owns in WEBCO in return for a non-voting interest in the Partnership, and the Corporation shall then purchase the non-voting interest in the Partnership from the DJB Trust for cash in the amount equal to the aggregate appraised fair market value of the non-voting WEBCO common shares that the DJB Trust redeemed, valued as of December 31, 1993, as determined by the Wendin appraisal dated December 21, 1994, which is attached as EXHIBIT C (the "Wendin Appraisal II").

              PURCHASE BY PARTNERSHIP. On February 15, 1995, the Partnership shall purchase from Dona J. Best, as trustee of the Dona J. Best Revocable Trust, created under the trust agreement dated December 19, 1991, as amended (the "DJB Trust"), and the DJB Trust shall sell to the Partnership, all the common stock the DJB Trust owns in BUL in return for cash in the amount equal to the aggregate value of the shares as appraised in the Wendin Appraisal I.

              REDEMPTION BY CORPORATION. On February 15, 1995, the Corporation shall redeem from the DJB Trust, and the DJB Trust shall present for redemption to the Corporation all the stock the DJB Trust owns in the Corporation, in return for cash in the amount equal to the aggregate appraised value of the Corporation shares as appraised in the Wendin Appraisal I.

              These transactions shall occur as follows:

              1. WEBCO NON-VOTING COMMON. WEBCO shall redeem TWO HUNDRED SIXTY-EIGHT (268) shares of non-voting common stock in WEBCO from the DJB Trust for a non-voting interest in the Partnership. The Corporation shall then purchase the non-voting Partnership interest from the DJB Trust for $144,272.44 in cash. The $144,272.44 price of the non-
                    voting Partnership interest is based on the appraised fair market value of the TWO HUNDRED SIXTY-EIGHT (268) WEBCO non-voting common shares of $538.33 per share.

              2. BUL COMMON. The Partnership shall purchase TWO THOUSAND THREE HUNDRED NINETY-EIGHT (2,398) shares of common stock in BUL from the DJB Trust for $158,172.08 in cash, based on the BUL common stock appraised fair market value of $65.96 per share.

              3. CORPORATION COMMON. The Corporation shall redeem ONE THOUSAND FOUR HUNDRED FIFTY-NINE (1,459) shares of the Corporation's common stock from the DJB Trust for $561,715.00 in cash, based on the Corporation stock appraised fair market value of $385.00 per share.

              The DJB Trust shall deliver to the Corporation, no later than February 15, 1995, all stock certificates and properly endorsed and executed stock powers in a form sufficient to permit the transfer of ownership of the stock.

        D.    SHARES OWNED BY THE WALTER E. BEST REVOCABLE TRUST.

              REDEMPTION BY WEBCO AND PURCHASE BY CORPORATION. On February 15, 1995, WEBCO shall redeem from Walter E. Best, as trustee of the Walter E. Best Revocable Trust, created under the Trust Agreement dated May 8, 1992, as amended (the "WEB Trust"), and the WEB Trust shall present to WEBCO for redemption, all the shares of non-voting common stock that the WEB Trust owns in WEBCO in return for a non-voting interest in the Partnership, and the Corporation shall then purchase the non-voting interest in the Partnership from the WEB Trust for cash in the amount equal to the aggregate appraised fair market value of the non-voting WEBCO common shares that the WEB Trust redeemed, valued as of December 31, 1993, pursuant to the Wendin Appraisal II.

              These transactions shall occur as follows:

              1. WEBCO NON-VOTING COMMON. WEBCO shall redeem SIX THOUSAND FIVE HUNDRED SIXTY-TWO (6,562) shares of non-voting common stock in WEBCO from the WEB Trust for a non-voting interest in the Partnership. The Corporation shall then purchase the non-voting Partnership interest from the WEB Trust for $3,532,521.46 in cash. The $3,532,521.46 price of the non-
                    voting Partnership interest is based on the appraised fair market value of the SIX THOUSAND FIVE HUNDRED SIXTY-TWO (6,562) WEBCO non-voting common shares of $538.33 per share;

              The WEB Trust shall deliver to the Corporation, no later than February 15, 1995, all stock certificates and properly endorsed and executed stock powers in a form sufficient to permit the transfer of ownership of the stock.

        E. SHARES OWNED BY ROBERT W. BEST, DENISE BEST, RICHARD E. BEST, AMBER BEST, MARSHALL W. BEST, AND TRACEY BEST.

              REDEMPTION BY WEBCO AND PURCHASE BY CORPORATION. On February 15, 1995, WEBCO shall redeem from Robert W. Best, Denise Best, Richard E. Best, Amber Best, Marshall W. Best, and Tracey Best, and Robert W. Best, Denise Best, Richard E. Best, Amber Best, Marshall W. Best, and Tracey Best shall present for redemption, all the non-voting shares of common stock in WEBCO that they own in return for non-voting interests in the Partnership, and the Corporation shall then purchase the non-voting Partnership interests from these persons for cash in the amount equal to the aggregate appraised fair market value of the non-voting WEBCO common shares that they redeemed, valued as of December 31, 1993, pursuant to the Wendin Appraisal II.

              PURCHASE BY PARTNERSHIP. On February 15, 1995, the Partnership shall purchase from Robert W. Best, Denise Best, Richard E. Best, Amber Best, Marshall W. Best, and Tracey Best, and Robert W. Best, Denise Best, Richard E. Best, Amber Best, Marshall W. Best, and Tracey Best shall sell to the Partnership, all the capital stock in FEB and BUL that they own for cash in the amount equal to the aggregate appraised value of the respective FEB and BUL shares on December 31, 1993, pursuant to the Wendin Appraisal I.

              REDEMPTION BY CORPORATION. On , 1995, the Corporation shall redeem from Robert W. Best, Denise Best, Richard E. Best, Amber Best, Marshall W. Best, and Tracey Best, and Robert W. Best, Denise Best, Richard E. Best, Amber Best, Marshall W. Best, and Tracey Best shall present for redemption to the Corporation, all the capital stock in the Corporation that they own for cash in the amount equal to the aggregate appraised value of the Corporation shares on December 31, 1993, pursuant to the Wendin Appraisal I.

              These transactions shall occur as follows:

              1.    ROBERT W. BEST.

                    a) WEBCO NON-VOTING COMMON. WEBCO shall redeem FOUR HUNDRED SIXTY-FIVE (465) shares of non-voting common stock in WEBCO from Robert W. Best for a non-voting interest in the Partnership. The Corporation shall then purchase the non-voting Partnership interest from Robert W. Best for $250,323.45 in cash. The $250,323.45 price of the non-voting Partnership interest is based on the appraised fair market value of the FOUR HUNDRED SIXTY-FIVE (465) WEBCO non-voting common shares of $538.33 per share;

                    b) FEB COMMON. The Partnership shall purchase ONE THOUSAND FOUR HUNDRED NINETY (1,490) shares of FEB common stock from Robert W. Best for $43,746.40 in cash, based on the FEB common stock appraised fair market value of $29.36 per share;

                    c) BUL COMMON. The Partnership shall purchase TWO THOUSAND ONE HUNDRED TWENTY-EIGHT (2,128) shares of BUL common stock from Robert W. Best for $140,362.88 in cash, based on the BUL common stock appraised fair market value of $65.96 per share;

                    d) BUL PREFERRED. The Partnership shall purchase THREE AND THREE-FOURTHS (3.75) shares of BUL preferred stock for $375.00 in cash, based on the BUL preferred stock appraised fair market value of $100.00 per share, which shares are owned jointly as tenants in common by Robert W. Best, Richard E. Best, Marshall W. Best, and Russell C. Best (the "Best Brothers"), and which shares represent Robert W. Best's undivided TWENTY-FIVE PERCENT (25%) interest in the FIFTEEN (15) shares of BUL preferred stock jointly owned by the Best Brothers;

                    e) CORPORATION COMMON. The Corporation shall redeem ONE THOUSAND NINE HUNDRED SEVEN (1,907) shares of the Corporation's common stock from Robert W. Best for $734,195.00 in cash, based on the Corporation common stock appraised fair market value of $385.00 per share.

                    Robert W. Best shall deliver to the Corporation, no later than February 15, 1995, all stock certificates and properly endorsed and executed stock powers in a form sufficient to permit the transfer of ownership of the stock.

              2.    DENISE BEST.

                    a) WEBCO NON-VOTING COMMON. WEBCO shall redeem FIFTY-EIGHT (58) shares of non-voting common stock in WEBCO from Denise Best for a non-voting interest in the Partnership. The Corporation shall then purchase the non-voting Partnership interest for $31,223.14 in cash. The $31,223.14 price of the non-voting Partnership interest is based on the appraised fair market value of the FIFTY-EIGHT (58) WEBCO non-voting common shares of $538.33 per share.

                    Denise Best shall deliver to the Corporation, no later than February 15, 1995, all stock certificates and properly endorsed and executed stock powers in a form sufficient to permit the transfer of ownership of the stock.

              3.    RICHARD E. BEST.

                    a) WEBCO NON-VOTING COMMON. WEBCO shall redeem FOUR HUNDRED SIXTY-FIVE (465) shares of non-voting common stock in WEBCO from Richard E. Best for a non-voting interest in the Partnership. The Corporation shall then purchase the non-voting Partnership interest from Richard E. Best for $250,323.45 in cash. The $250,323.45 price of the non-voting Partnership interest is based on the appraised fair market value of the FOUR HUNDRED SIXTY-FIVE (465) WEBCO non-voting common shares of $538.33 per share;

                    b) FEB COMMON. The Partnership shall purchase ONE THOUSAND FOUR HUNDRED EIGHTY-SEVEN (1,487) shares of FEB common stock from Richard E. Best for $43,658.32 in cash., based on the FEB common stock appraised fair market value of $29.36 per share;

                    c) BUL COMMON. The Partnership shall purchase TWO THOUSAND ONE HUNDRED TWENTY-EIGHT (2,128) shares of BUL common stock from Richard E. Best for $140,362.88 in cash, based on the BUL common stock appraised fair market value of $65.96 per share;

                    d) BUL PREFERRED. The Partnership shall purchase THREE AND THREE-FOURTHS (3.75) shares of BUL preferred stock for $375.00 in cash, based on the BUL preferred stock appraised fair market value of $100.00 per share, which shares are owned jointly as tenants in common by the Best Brothers and which shares represent Richard
                          E. Best's undivided TWENTY-FIVE PERCENT (25%) interest in the FIFTEEN (15) shares of BUL preferred stock jointly owned by the Best Brothers;

                    e) CORPORATION COMMON. The Corporation shall redeem ONE THOUSAND SIX HUNDRED EIGHTY-SEVEN (1,687) shares of the Corporation's common stock from Richard E. Best for $649,495.00 in cash, based on the Corporation common stock appraised fair market value of $385.00 per share.

                    Richard E. Best shall deliver to the Corporation, no later than February 15, 1995, all stock certificates and properly endorsed and executed stock powers in a form sufficient to permit the transfer of ownership of the stock.

              4.    AMBER BEST.

                    a) WEBCO NON-VOTING COMMON. WEBCO shall redeem FIFTY-EIGHT (58) shares of non-voting common stock in WEBCO from Amber Best for a non-voting interest in the Partnership. The Corporation shall then purchase from Amber Best the non-voting Partnership interest for $31,223.14 in cash. The $31,223.14 price of the non-voting Partnership interest is based on the appraised fair market value of the FIFTY EIGHT (58) WEBCO non-voting common shares of $538.33 per share.

                    Amber Best shall deliver to the Corporation, no later than February 15, 1995, all stock certificates and properly endorsed and executed stock powers in a form sufficient to permit the transfer of ownership of the stock.

              5.    MARSHALL W. BEST.

                    a) WEBCO NON-VOTING COMMON. WEBCO shall redeem FOUR HUNDRED SIXTY-FIVE (465) shares of non-voting common stock in WEBCO from Marshall W. Best for a non-voting interest in the Partnership. The Corporation shall then purchase the non-voting Partnership interest from Marshall W. Best for $250,323.45 in cash. The $250,323.45 price of the non-voting Partnership interest is based on the appraised fair market value of THE FOUR HUNDRED SIXTY-FIVE (465) WEBCO non-voting shares of $538.33 per share;

                    b) FEB COMMON. The Partnership shall purchase ONE THOUSAND FOUR HUNDRED EIGHTY-SEVEN (1,487) shares of FEB common stock from Marshall W. Best for $43,658.32 in cash, based on the FEB common stock appraised fair market value of $29.36 per share;

                    c) BUL COMMON. The Partnership shall purchase TWO THOUSAND ONE HUNDRED TWENTY-EIGHT (2,128) shares of BUL common stock from Marshall W. Best for $140,362.88 in cash, based on the BUL common stock appraised fair market value of $65.96 per share;

                    d) BUL PREFERRED. The Partnership shall purchase THREE AND THREE-FOURTHS (3.75) shares of BUL preferred stock for $375.00 in cash, based on the BUL preferred stock appraised fair market value of $100.00 per share, which shares are owned jointly as tenants in common by the Best Brothers and which shares represent Marshall
                          W. Best's undivided TWENTY-FIVE PERCENT (25%) interest in the FIFTEEN (15) shares of BUL preferred stock jointly owned by the Best Brothers;

                    e) CORPORATION COMMON. The Corporation shall purchase ONE THOUSAND SIX HUNDRED EIGHTY-SEVEN (1,687) shares of the Corporation's common stock from Marshall W. Best for $649,495.00 in cash, based on the Corporation common stock appraised fair market value of $385.00 per share.

                    Marshall W. Best shall deliver to the Corporation, no later than February 15, 1995, all stock certificates and properly endorsed and executed stock powers in a form sufficient to permit the transfer of ownership of the stock.

              6.    TRACEY BEST.

                    a) WEBCO NON-VOTING COMMON. WEBCO shall redeem FIFTY-EIGHT (58) shares of non-voting common stock in WEBCO from Tracey Best for a non-voting interest in the Partnership. The Corporation shall then purchase the non-voting Partnership interest from Tracey Best for $31,223.14 in cash. The $31,223.14 price of the non-voting Partnership interest is based on the appraised fair market value of the FIFTY-EIGHT (58)

                          WEBCO non-voting shares of $538.33 per share.

                    Tracey Best shall deliver to the Corporation, no later than February 15, 1995, all stock certificates and properly endorsed and executed stock powers in a form sufficient to permit the transfer of ownership of the stock.

        F. SHARES OF FEB COMMON STOCK OWNED BY THE 1972 IRREVOCABLE TRUST. The Huntington Trust Company, N.A., as the Trustee of the 1972 Irrevocable Trust, created under the trust agreement dated December 28, 1972, for the benefit of the four Best Brothers (the "1972 Trust"), shall sell to the Partnership on February 15, 1995, ELEVEN THOUSAND EIGHT HUNDRED NINETY-ONE (11,891) shares of FEB common stock, which constitute the total 11,891 FEB common shares held by the 1972 Trust, for $349,119.76 in cash, based on the Wendin Appraisal I fair market value of $29.36 per share.

        G. RESULT OF SHARE TRANSACTIONS. After all the transactions involving sales and purchases of shares and interests of FEB, BUL, BLC, WEBCO, and the Partnership, which are described in Sections
              2.2 through 2.6, are completed, BLC will own an eighty-seven percent (87.00%) interest in the Partnership.

        H. SEVERANCE PAYMENT: WALTER E. BEST. On February 15, 1995, the Corporation shall pay to Walter E. Best in cash as compensation a severance payment of $500,000.

        I. COVENANT NOT TO COMPETE: WALTER E. BEST. On February 15, 1995, the Corporation shall pay to Walter E. Best $640,000 in cash for his covenant not to compete against the Corporation, as provided in this Section 2.9.

              For a period of five years beginning on February 15, 1995, the effective date of this Agreement, and ending on February 15, 2000, Walter E. Best shall not: (i) engage in any capacity (including, but not limited to, capacities as an employee, independent contractor, or agent) or have any interest, direct or indirect, in any business in the locking and security industry or otherwise in competition with the Corporation's business; or (ii) use, or permit the use of, the name "Best" for marketing or commercial purposes in association with any business in the locking and security industry or otherwise in competition with the Corporation's business with which he may become associated.
              Walter E. Best may request that the Corporation waive the enforcement of its rights under the covenants herein in a particular situation, and the Corporation may or may not agree to waive its rights.

        J. RESIGNATIONS: WALTER E. BEST. Walter E. Best shall resign as an employee, officer, and member of the Board of Directors of the Corporation and as an officer and member of the Board of Directors of each of FEB, BUL, WEBCO, and Best Universal Locks Limited, effective as of February 15, 1995. Walter E. Best shall resign as a member of the Administrative Committee of the Corporation's Stock Bonus Plan, effective as of February 15, 1995.

        K. RESIGNATIONS: ROBERT W. BEST, RICHARD E. BEST, AND MARSHALL W. BEST. Robert W. Best shall resign as an employee of the Corporation, effective as of February 15, 1995. Each of Richard
              E. Best and Marshall W. Best shall resign as an employee and officer of the Corporation, effective as of February 15, 1995.

        L. CANCELLATION OF INDEBTEDNESS. On February 15, 1995, the Corporation shall cancel $28,690.97, which is the approximate amount of the indebtedness owed on that date by each of Robert W. Best, Richard E. Best, and Marshall W. Best to the Corporation under the terms of the promissory notes each of them executed in connection with the Corporation's prior interest in part of the proceeds of the joint and survivor life insurance policy owned by Robert W. Best, as Trustee of the Walter Edwin Best Irrevocable Life Insurance Trust, created under the trust agreement dated April 15, 1989. The canceled promissory notes shall be given to Robert W. Best, Richard E. Best, and Marshall W. Best by the Corporation upon the execution of this Agreement. Further, the Corporation shall not charge Robert W. Best, Richard E. Best, or Marshall W. Best for expenses the Corporation has incurred to permit them to attend any training classes or seminars.

        M. SEVERANCE PAYMENT: ROBERT W. BEST. On February 15, 1995, the Corporation shall pay to Robert W.

              Best in cash as compensation a severance payment of $405,612.

        N. SEVERANCE PAYMENT: RICHARD E. BEST. On February 15, 1995, the Corporation shall pay to Richard E. Best in cash as compensation a severance payment of $423,381.

        O. SEVERANCE PAYMENT: MARSHALL W. BEST. On February 15, 1995, the Corporation shall pay to Marshall W. Best in cash as compensation a severance payment of $416,614.

        P. COVENANT NOT TO COMPETE: ROBERT W. BEST, RICHARD E. BEST, AND MARSHALL W. BEST. In connection with the purchase of their shares in FEB, BUL, the Corporation, and WEBCO, each of Robert W. Best, Richard E. Best, and Marshall W. Best covenants as follows:

              1. GENERAL COVENANT. For a two (2) year period, beginning on February 15, 1995, the effective date of the Agreement, and ending on February 15, 1997, he shall not engage in any capacity (including, but not limited to, capacities as an employee, independent contractor, or agent) or have any interest, direct or indirect, in any business in the locking and security industry or otherwise in competition with the Corporation's business.

              2. OTHER COVENANTS. For a five (5) year period, beginning on February 15, 1995, the effective date of the Agreement, and ending on February 15, 2000, he shall not:

                    a) Participate in any marketing or similar effort to promote a product or service in the locking and security industry or otherwise competitive with any product or service then marketed by the Corporation;

                    b) Engage in any capacity (including, but not limited to, capacities as an employee, independent contractor, or agent) or have any interest, direct or indirect, in any business in the locking and security industry or otherwise in competition with the Corporation's business if any Best Family Member (as defined in Section 2.19 below) or person related to a Best Family Member by blood owns any equity interest in such business other than a de minimus interest; or

                    c) Use, or permit the use of, the name "Best" for marketing or commercial purposes in association with any business in the locking and security industry or otherwise in competition with the Corporation's business with which he may become associated.

              3. ACTIVITIES OUTSIDE THE COVENANTS NOT TO COMPETE. Notwithstanding any other provision of this Section 2.16, Richard E. Best shall be free at any time to perform services for, or have an interest, direct or indirect, in, any enterprise that is not in the locking industry and that does not have as one of its principal activities the marketing or promotion of locks or locking systems. For example, Richard E. Best shall be free at any time to perform services as a manager of plant or building security for any enterprise that is not in the locking industry and that does not have as one of its principal activities the marketing or promotion of locks or locking systems. Similarly, Richard E. Best shall be free at any time to perform managerial services for a corporation in the security industry, such as Nora Security, so long as such corporation does not have as one of its principal activities the marketing or promotion of locks or locking systems.

              4. PAYMENT FOR COVENANTS. On February 15, 1995, in return for their covenants not to compete reflected in this Section 2.16, the Corporation shall pay to each of Robert W. Best, Richard E. Best, and Marshall W. Best $200,000 in cash.

              5. WAIVER. Any of Robert W. Best, Richard E. Best, and Marshall W. Best may request that the Corporation waive the enforcement of its rights under these covenants in a particular situation, and the Corporation may or may not agree to waive its rights.

        Q. VACATION AND BONUS DAYS. In accordance with the Corporation's personnel policies, the Corporation shall compensate Walter E. Best, Robert W. Best, Richard E. Best, and Marshall W. Best for their vacation days and bonus days accrued to and including December 31, 1994, as follows:

              1. WALTER E. BEST. On February 15, 1995, the Corporation shall pay to Walter E. Best, for his 113 vacation days and 57 bonus days, the aggregate amount of $195,132.80.

              2. ROBERT W. BEST. On February 15, 1995, the Corporation shall pay to Robert W. Best, for his 25 vacation days and 18 bonus days, the aggregate amount of $24,162.56.

              3. RICHARD E. BEST. On February 15, 1995, the Corporation shall pay to Richard E. Best, for his 19 vacation days and 13 bonus days, the aggregate amount of $19,182.08.

              4. MARSHALL W. BEST. On February 15, 1995, the Corporation shall pay to Marshall W. Best, for his 22 vacation days and 14 bonus days, the aggregate amount of $22,746.24.

              Each of Walter E. Best, Robert W. Best, Richard E. Best, and Marshall W. Best waives any right he may have to receive payment for vacation and/or bonus days in excess of the amounts reflected in this Section 2.17.

        R. SEVERANCE ARRANGEMENT: EDWINA MCLEMORE. Upon execution of a customary release and waiver of claims against the Corporation in connection with the termination of her employment, attached as EXHIBIT D, on February 15, 1995, the Corporation shall pay to Edwina McLemore in cash as compensation a severance payment of $38,188, and shall pay to her $4,848 for her 20 vacation days and 13 bonus days accrued to and including December 31, 1994. The aggregate amount of this severance package to be paid to Edwina McLemore is $43,036. Under this severance arrangement, Edwina McLemore's employment with the Corporation shall terminate on February 15, 1995. In addition, Walter E. Best shall ensure that on or before the date of closing Edwina McLemore waives any right she may have to receive payment for vacation and/or bonus days in excess of the amounts reflected in this Section 2.18.

        S. CORPORATION INDEMNIFICATION POLICY AND REIMBURSEMENT OF LEGAL FEES INDEPENDENT OF INDEMNIFICATION POLICY. The Corporation's Board of Directors shall adopt and maintain a policy to indemnify directors and executive officers that includes the advancement of legal fees, so long as the maintenance of such a policy is legally permissible, at all times that the Corporation is in existence.

              All legal fees up to $82,208.50 in the aggregate that have been incurred by Walter E. Best in connection with the formulation and/or consideration of the claims Walter E. Best has advanced shall be paid by the Corporation as additional consideration to Walter E. Best.

        T. GENERAL RELEASE. Upon the fulfillment of all the parties' payment obligations set forth herein, each of Walter E. Best, Dona J. Best, Robert W. Best, Denise Best, Richard E. Best, Amber Best, Marshall W. Best, Tracey Best (collectively hereinafter termed the "Best Family Members"), Walter E. Best, as Trustee of the WEB Trust, and Dona J. Best, as Trustee of the DJB Trust, shall provide a general release of any and all claims, in substantially the form of release attached as EXHIBIT E (the "Release"),that each may have against WEBCO, FEB, BUL, and the Corporation and the Corporation's officers, directors, and agents, including, but not limited to, Gregg A. Dykstra, John R. Rogers, Donald L. Beckerich, David M. DeWitt, Douglas P. Long, and Russell C. Best. Each of WEBCO, FEB, BUL, the Partnership, the Corporation, Gregg A. Dykstra, and Russell C. Best shall provide, and the Corporation shall, in good faith, use its best efforts to ensure that the other above-named individuals shall provide, a Release of claims that each may have against any of the Best Family Members, the WEB Trust, the DJB Trust, John R. Price, Herbert A. Jensen, Michael Williams, Michael R. Franceschini, and Kent Newton.

        U. COVENANT NOT TO ACQUIRE SHARES. Each of the Best Family Members, the WEB Trust, and the DJB Trust covenants not to acquire, or assist others in acquiring, any FEB, BUL, Corporation, or WEBCO shares or Partnership interests. Each of the Best Family Members, the WEB Trust, and the DJB Trust covenants that if any of them ever acquires any such shares or interests, for example by inheritance or as a distribution from the Corporation's Stock Bonus Plan, he, she, or it shall sell the shares to the Corporation for the value of the shares or the interests to the Partnership for the value of the interests, the value of the shares or interests to be determined as appraised by a reputable and experienced independent appraiser. All appraisal fees shall be paid by FEB, BUL, the Corporation, WEBCO, or the Partnership, as the case may be.

        V. CONSOLIDATED OMNIBUS BUDGET RECONCILIATION ACT OF 1985 LAWS. The Corporation shall comply with all laws imposed under the Consolidated Omnibus Budget Reconciliation Act of 1985 ("COBRA") in connection with the termination of employment of Robert W. Best, Richard E. Best, Marshall W. Best, Edwina McLemore, and Walter E. Best.

        W. CONFIDENTIAL AND PROPRIETARY INFORMATION OF THE CORPORATION. Each of the Best Family Members shall return to the Corporation any and all confidential and proprietary information of WEBCO, FEB, BUL, or the Corporation that is currently in his or her possession and shall covenant never to disclose any confidential or proprietary information of the Corporation and its Affiliates to third parties.

        X. DUTY TO NOTIFY. During the five (5) year period, beginning February 15, 1995, the effective date of the Agreement, and ending on February 15, 2000, each of Walter E. Best, Robert W. Best, Richard E. Best, and Marshall W. Best shall notify the Corporation of the identity of any entity engaged in business in the locking and security industry with which he secures employment or other work. Any notification required shall be given to the Corporation within ten (10) days after the employment or other work is secured.

        Y. WALTER E. BEST: OFFICE PROPERTY. Walter E. Best may take, at no expense to him, the file cabinets, electric typewriter, and personal effects from his office at the Corporation at his convenience before February 15, 1995, as evidenced by his signature on the receipt attached as EXHIBIT F. Walter E. Best may use his office for as long as necessary through February 15, 1995, to organize materials and clear the office. Walter E. Best shall return to the Corporation any corporate property in his possession, with the exception of the property identified above, no later than February 15, 1995.

        Z. AIRCRAFT PROPERTY. As of the closing date, Aircraft has removed all its property from the Corporation's premises, and the Corporation has delivered to Walter E. Best all the books and records of Aircraft that are in the Corporation's possession as evidenced by the signed receipt in EXHIBIT F.

        AA. PHOTOGRAPH. The Corporation shall provide a duplicate of the photograph of Frank E. Best to Marshall W. Best not later than February 15, 1995.

        BB. MARSHALL W. BEST: OFFICE FURNITURE. By February 15, 1995, the Corporation shall convey to Marshall W. Best, at no expense to him, the wood cabinet and desk that are located in the Corporation's hangar, as evidenced by his signature on the receipt in EXHIBIT F.

        CC. AGREEMENT TERMS NOT CONFIDENTIAL. Each of the parties to the Agreement is free to discuss the terms of the Agreement with anyone at any time and at any place.

        DD. PROHIBITION AGAINST SEEKING FUTURE EMPLOYMENT. None of the Best Family Members shall apply for employment with WEBCO, FEB, BUL, the Corporation, or the Partnership at anytime after February 15, 1995.

        EE. WEBCO DIVIDEND. Walter E. Best and Russell C. Best shall cause WEBCO to declare and pay cash dividends in the amount of $9.00 per share on or before February 15, 1995.

        FF. NO OBLIGATION TO GIFT WEBCO DIVIDENDS. Russell C. Best shall have no obligation to gift or otherwise transfer to Robert W. Best, Richard E. Best, or Marshall W. Best any part of the cash dividends he is paid in 1995 or in subsequent years with respect to WEBCO voting or non-voting shares that he owns or may in the future own.

        GG. SALE OF FURNITURE. The Corporation shall offer to sell the following items of furniture and equipment at the appraised values identified in EXHIBIT J to Richard E. Best: an executive swivel chair, four (4) caster chairs, a conference table, two (2) lamps, and a blueprint file. Any sale shall be effected not later than February 15, 1995.

        HH. CANCELLATION OF AUTOMOBILE LEASES. The Corporation and Aircraft shall cancel, effective February 15, 1995, the lease agreements pursuant to which the Corporation leases from Aircraft company cars used by Robert W. Best, Richard E. Best, and Marshall W. Best. The Corporation does not object to Robert W. Best, Richard
              E. Best, and Marshall W. Best purchasing the cars that they currently use from Aircraft following the cancellation of the Corporation's leases of those vehicles from Aircraft.

        II. FEDERAL AND STATE INCOME TAX PREPARATION. The Corporation shall pay Robert W. Best, Richard E. Best, Marshall W. Best, and Walter
              E. Best for the costs of accounting services incurred by each of them to prepare their individual 1994 federal and state income tax returns in the following amounts: (1) to Walter E. Best:
              $4,250.00, (2) to Robert W. Best: $2,235.00, (3) to Richard E.
              Best: $1,170.00, and (4) to Marshall W. Best: $400.00. The Corporation shall cooperate in the preparation of all the tax returns by promptly providing all the information necessary for completing the returns.

        JJ. CANCELLATION OF LEASES AND PURCHASE OF AUTOMOBILES. The Corporation and Aircraft shall cancel the lease agreements pursuant to which the Corporation leases from Aircraft the automobiles, which are listed on EXHIBIT A, that are owned by Aircraft and are currently used by employees of the Corporation. The Corporation shall purchase each of the automobiles reflected in Exhibit K for an amount equal to the amount of bank indebtedness owed by Aircraft respecting each such automobile on February 15, 1995. The Corporation shall pay the purchase price to Aircraft either by paying cash or by assuming the amount of Aircraft's bank indebtedness owed on the closing date respecting each of the automobiles, as identified on the attached EXHIBIT K. Aircraft shall endorse the titles to the automobiles listed on EXHIBIT K to the Corporation. Copies of the titles to be endorsed are attached as EXHIBIT L.

        KK. DOCUMENTS OF BEST FOUNDATION, INC. The Corporation shall perform no services, including accounting services, for Best Foundation, Inc. or Best Aircraft, Inc. after February 15, 1995, the effective date of the Agreement. The Corporation shall deliver to Walter E. Best, by February 15, 1995, all books and records of Best Foundation, Inc. that are in the Corporation's possession.

        LL. WAIVER OF RIGHTS TO INVENTIONS AND INTELLECTUAL PROPERTY. Each of Robert W. Best, Richard E. Best, Marshall W. Best, and Walter E. Best hereby waives, and, if deemed necessary by the Corporation, shall assign to the Corporation, any rights he may have in any inventions or other intellectual property, whether or not patentable, that he may have worked with or on while an employee of the Corporation.

        MM. PKS LITIGATION. Walter E. Best shall, in good faith and to the best of his abilities, render services to the Corporation's outside counsel with respect to the litigation with ILCO ("the PKS litigation") to which the Corporation is now a party. The Corporation shall pay NINE THOUSAND DOLLARS ($9,000.00) to Walter
              E. Best for the services he renders respecting the PKS litigation after February 15, 1995.

        NN. SUPPLEMENTAL RETIREMENT BENEFITS AGREEMENT. The Corporation shall honor and keep in full force and effect the Supplemental Retirement Benefits Agreement, as amended, with Walter E. Best dated March 14, 1990.

        OO. REMOVAL OF PERSONAL EFFECTS. As of the closing date, Walter E. Best, Robert W. Best, Richard E. Best, and Marshall W. Best have removed all their personal effects from their offices at the Corporation as evidenced by the receipts in EXHIBIT F .

        PP. STOCK BONUS PLAN. As further consideration for this Agreement, Walter E. Best, Robert W. Best, Richard E. Best, AND Marshall W. Best covenant as follows:

              1.    IRREVOCABLE WAIVER OF RIGHT TO VOTE STOCK.  Each of Walter
                    E. Best, Robert W. Best, Richard E. Best, and Marshall W. Best irrevocably waives the right to vote the stock allocated to their respective accounts, pursuant to the terms of the Best Lock Corporation Stock Bonus Plan and Trust Agreement (the "Plan"), as evidenced by signed forms of irrevocable waiver attached as EXHIBIT G, which shall be given to the Plan Trustee, NBD.

              2. IRREVOCABLE ELECTION TO RECEIVE CASH DISTRIBUTIONS. Each of Walter E. Best, Robert W. Best, Richard E. Best, and Marshall W. Best irrevocably elects to receive any amounts distributed to them, pursuant to the terms of the Plan, in cash, not in the form of stock, as evidenced by the signed forms of irrevocable election attached as EXHIBIT H, which shall be given to the Plan Trustee, NBD.

        QQ. IRREVOCABLE WAIVER OF RIGHT TO VOTE STOCK UNDER IRREVOCABLE TRUST. Walter E. Best shall relinquish certain of his rights, powers, and interests with respect to the Walter E. Best Irrevocable Trust , under Agreement dated December 28, 1972, by executing the Irrevocable Waiver that is attached as EXHIBIT I.

        RR. LIFE INSURANCE POLICIES. The Corporation's indebtedness under each of the split-dollar agreements to which it is a party with each of Richard E. Best and Marshall W. Best, satisfied respectively, will be by payment out of the cash value of the policies and the Corporation shall, upon the satisfaction of such indebtedness, no longer have any rights or interests respecting either such policy.


                      III.   ARTICLE 3:  GENERAL PROVISIONS

        A. EFFECTIVE DATE AND CLOSING DATE. The effective date and the closing date of this Agreement are February 15, 1995.

        B. GOVERNING LAW. This Agreement shall be governed by, and construed and enforced in accordance with, the laws of the state of Indiana and shall be enforced in either federal or state court located in Marion County, Indiana.

        C. COUNTERPARTS. This Agreement may be executed simultaneously in one or more counterparts, each of which shall be deemed an original, but all of which shall constitute but one and the same instrument.

        D. COMPLETE AGREEMENT. This Agreement and the Exhibits attached hereto contain the entire agreement between the parties with respect to the transactions described herein and shall supersede all previous oral or written and all contemporaneous oral negotiations, commitments, and understandings.

        E. HEADINGS. The Headings contained in this Agreement are for reference purposes only and shall not affect in any way the meaning or interpretation of this Agreement.

        F. SEVERABILITY. Any provision of this Agreement that is invalid, illegal, or unenforceable in any jurisdiction shall, as to that jurisdiction, be ineffective to the extent of such invalidity, illegality, or unenforceability, without affecting in any way the remaining provisions hereof in the jurisdiction and without rendering that or any other provision of this Agreement invalid, illegal, or unenforceable in any other jurisdiction.

        G. EXPENSES OF TRANSACTIONS. Except as otherwise specifically stated in this Agreement, the parties are responsible for paying all their own expenses in giving effect to this Agreement. The parties are responsible for their own tax consequences due to this Agreement.

        H. EXHIBITS. Each of the Exhibits referenced in or attached to this Agreement forms an integral part of the Agreement and by this reference is incorporated herein as if set forth in this Agreement verbatim.

        I. AUTHORIZATION. The parties represent that they are each properly authorized to execute the Agreement and the Exhibits hereto.

        J. NOTICES. Any notices pursuant to this Agreement shall be in writing and deemed complete when delivered by hand or when mailed by registered or certified mail, postage pre-paid and return receipt requested, addressed as follows:

              Best Lock Corporation
              6161 East 75th Street
              P.O. Box 50444
              Indianapolis, IN  46250

              Best Aircraft Corporation
              8111 Bayberry Court
              Indianapolis, IN  46250

              The Best Lock Partnership
              6161 East 75th Street
              P.O. Box 50444
              Indianapolis, IN  46250

              Walter E. Best Company, Inc.
              6161 East 75th Street
              P.O. Box 50444
              Indianapolis, IN  46250

              Frank E. Best, Inc.
              6161 East 75th Street
              P.O. Box 50444
              Indianapolis, IN  46250

              Best Universal Lock Co.
              6161 East 75th Street
              P.O. Box 50444
              Indianapolis, IN  46250

              Walter E. Best, as Trustee of the Walter E. Best Revocable Trust 8111 Bayberry Court
              Indianapolis, IN  46250

              Dona J. Best, as Trustee of the Dona J. Best Revocable Intervivos
               Trust
              8111 Bayberry Court
              Indianapolis, IN  46250

              Walter E. Best
              Dona J. Best
              8111 Bayberry Court
              Indianapolis, IN  46250

              Robert W. Best
              Denise Best
              6518 Calais Circle
              Indianapolis, IN  46220

              Richard E. Best
              Amber Best
              12535 Richlane Drive
              Indianapolis, IN  46236

              Marshall W. Best
              Tracey Best
              10858 Tenacious Drive
              Indianapolis, IN  46236

              Russell C. Best
              755 Eagle Creek Court
              Zionsville, IN  46077

              Gregg A. Dykstra
              1838 Arrowwood Drive
              Carmel, IN  46033

        K. REMEDIES FOR BREACH. Any party to this Agreement may seek any legal or equitable remedy provided by law for the breach of any of the provisions herein.

        L. WAIVERS. The waiver of one provision in this Agreement does not constitute the waiver of any others.

        M. SUCCESSORS AND ASSIGNS. This Agreement and the provisions hereof shall be binding upon and inure to the benefit of each of the parties and their respective heirs, successors, and assigns. No party to this Agreement may assign any of his rights or obligations hereunder without the written consent of each of the other parties to this Agreement.

        N. THIRD PARTIES. No provision contained herein shall be deemed to confer upon any person or entity, other than the parties hereto and their respective heirs, successors, and assigns, any right or remedy under, or by reason of, this Agreement.

        O. CONSENT TO I.R.C. SECTION 1377(A)(2) ELECTION. All parties that own or owned shares of stock in WEBCO during the 1995 calendar year shall give written consent, in substantially the same form that is attached hereto as EXHIBIT M, to the election required under I.R.C. Section 1377(a)(2) that will permit WEBCO's year to be split into two separate taxable years: the first taxable year beginning January 1, 1995, and ending on the date of the redemption of the WEBCO non-voting shares under this Agreement, and the second taxable year beginning the day after the date of redemption and ending on December 31, 1995.

        P. AGREEMENT TO NOTIFY TO AVOID ATTRIBUTION. Walter E. Best shall execute the "Agreement to Notify Under I.R.C. Section 302(c)(2)(A)(iii) to Avoid Application of Family Attribution Rules" attached as EXHIBIT N pursuant to I.R.C. Section 302
              (c)(2)(A)(iii) and Treas. Reg. Section 1.302-4(a)1. Dona J. Best shall execute the "Agreement to Notify Under I.R.C. Section 302(c)(2)(A)(iii)Waiver of to Avoid Attribution" attached as EXHIBIT O pursuant to I.R.C. Section 302 (c)(2)(A)(iii) and Treas. Reg. Section 1.302-4(a)1.

        Q. COMPENSATION. All compensation to be paid by the Corporation under this Agreement is identified in the gross amount before deduction of amounts for withholding FICA, FUTA, and income taxes.


        IN WITNESS WHEREOF, the undersigned parties hereto have executed this Agreement on February 15, 1995.

                                   BEST LOCK CORPORATION



Date:  __________________          By: _________________________________
                                        Russell C. Best, Chief Executive Officer

                                   BEST AIRCRAFT CORPORATION



Date:  __________________          By:  _________________________________
                                         Walter E. Best, President

                                   BEST LOCK PARTNERSHIP

Date:  __________________          By:  ________________________________
                                         Russell C. Best, General Partner

                                   WALTER E. BEST COMPANY, INC.



Date:  __________________          By:  _________________________________
                                         Walter E. Best, President

                                   FRANK E. BEST, INC.



Date:  __________________          By:  _________________________________
                                         Walter E. Best, President

                                   BEST UNIVERSAL LOCK CO.



Date:  __________________          By:  _________________________________
                                         Walter E. Best, President

                                   WALTER E. BEST REVOCABLE TRUST,
                                   UNDER AGREEMENT DATED MAY 8, 1992, AS AMENDED



Date:  __________________          By:  _________________________________
                                         Walter E. Best, Trustee

                                   DONA J. BEST REVOCABLE INTERVIVOS TRUST,
                                   UNDER AGREEMENT DATED DECEMBER 19, 1991, AS
                                   AMENDED



Date:  __________________          By:  _________________________________
                                         Dona J. Best, Trustee



Date:  __________________                __________________________________
                                         WALTER E. BEST



Date:  __________________                __________________________________
                                         DONA J. BEST



Date:  __________________                __________________________________
                                         ROBERT W. BEST

Date:  __________________                __________________________________
                                         DENISE BEST



Date:  __________________                __________________________________
                                         RICHARD E. BEST



Date:  __________________                __________________________________
                                         AMBER BEST



Date:  __________________                __________________________________
                                         MARSHALL W. BEST



Date:  __________________                __________________________________
                                         TRACEY BEST



Date:  __________________                __________________________________
                                         RUSSELL C. BEST



Date:  __________________                __________________________________
                                         GREGG A. DYKSTRA

                         INDEX OF EXHIBITS TO AGREEMENT


Exhibit A - Automobiles
Exhibit B - Wendin Appraisal I
Exhibit C - Wendin Appraisal II
Exhibit D - Edwina McLemore Release
Exhibit E - General Releases
Exhibit F - Receipts
Exhibit G - Irrevocable Waiver of Right to Vote Stock
Exhibit H - Irrevocable Election to Receive Cash Distributions
Exhibit I - Irrevocable Waiver of Right to Vote Stock Under Irrevocable Trust Exhibit J - Sale of Furniture
Exhibit K - Schedule of Automobile Purchase Prices
Exhibit L - Automobile Titles