Form 10-Q
period 1995-06-30
BEST FRANK E INC
filed 1995-08-15
CIK 11806

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-Q


           [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1995


                                       OR


            [  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     of the securities exchange act of 1934

For the transition period from ___________________ to ___________________


                          Commission file number 0-1490
                               FRANK E. BEST, INC.
             (Exact name of registrant as specified in its charter)



               WASHINGTON                                   35-1142810
     (State or other jurisdiction of                     (I.R.S. Employer
     incorporation or organization)                     Identification No.)


  P.O. BOX 50444, INDIANAPOLIS, INDIANA                        46250
(Address of principal executive offices)                    (Zip Code)


     Registrant's telephone number, including area code:   (317) 849-2250



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.   Yes X  No
                                        ---    ---


Indicate the number of shares outstanding of each of the registrant's classes of common, as of August 1, 1995.

              Common Stock                               418,457.89 Shares

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                      INDEX


                                                       Page No.
                                                       --------
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Condensed Consolidated Statements of Income
               for the three months ended
               June 30, 1995 and 1994                       3

          Condensed Consolidated Statements of Income
               for the six months ended
               June 30, 1995 and 1994                       4

          Condensed Consolidated Balance Sheets
               at June 30, 1995 and
               December 31, 1994                          5-6

          Condensed Consolidated Statements
               of Shareholders' Equity at
               June 30, 1995 and December 31, 1994          7

          Condensed Consolidated Statements
               of Cash Flows for the six months
               ended June 30, 1995 and 1994                 8

          Notes to Condensed Consolidated
               Financial Statements                       9-11

Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results
               of Operations                             12-13


Part II.  Other Information
---------------------------

Item 1.   Legal Proceedings                                 14

Item 5.   Other Information                                 14

Item 6.   Exhibits and Reports on Form 8-K                  14


Signature                                                   15
---------

                               BEST LOCK COMPANIES
                      BEST LOCK CORPORATION AND SUBSIDIARY

BEST UNIVERSAL LOCK CO.(A NON-OPERATING HOLDING COMPANY) AND SUBSIDIARIES
     FRANK E. BEST, INC. (A NON-OPERATING HOLDING COMPANY) AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
--------------------------------------------------------------------------------


                                                                                        Three Months Ended June 30

                                                                                      1995                     1994
                                                                               ----------------            -------------

NET SALES                                                                      $     29,283,096            $  25,217,332


OPERATING EXPENSES
   Cost of goods sold                                                                16,884,715               13,736,410
   Selling                                                                            6,435,296                5,837,327
   General and administrative                                                         4,786,088                3,224,177
   Engineering, research and development                                                591,675                  958,107
                                                                               ----------------            -------------
      Total operating expenses                                                       28,697,774               23,756,021
                                                                               ----------------            -------------

OPERATING INCOME                                                                        582,322                1,461,311

   Interest expense                                                                    (225,492)                  (1,398)
   Other income, net                                                                    104,233                   56,551
                                                                               ----------------            -------------
INCOME before provision for income taxes                                                464,063                1,516,464

   Provision for income taxes                                                           172,480                  675,534
                                                                               ----------------            -------------
NET INCOME, Best Lock Corporation and Subsidiary                                        291,583                  840,930

   Minority interest in net income, Best Lock Corporation and Subsidiary                (38,258)                (228,649)
   Corporate - Best Universal Lock Co. expense                                          (10,306)                  (1,312)
                                                                               ----------------            -------------
NET INCOME, Best Universal Lock Co. and Subsidiaries                                    243,019                  610,969

   Minority interest in net income, Best Universal Lock Co. and Subsidiaries            (52,005)                (136,674)
   Corporate - Frank E. Best, Inc. expense                                              (12,336)                  (1,144)
                                                                               ----------------            -------------
NET INCOME, Frank E. Best, Inc. and Subsidiaries                                $       177,678            $     473,151
                                                                               ----------------            -------------
                                                                               ----------------            -------------






                                                    Best Lock        Best Universal Lock Co.                    Frank E.
                                                                     ------------------------------
Earnings per common share:                          Corporation       Series A           Series B             Best, Inc.
                                               -----------------     ------------       -----------      ---------------

Three months ended June 30, 1995              $           2.35      $      0.64        $      0.64     $           0.42
                                               -----------------     ------------       -----------      ---------------
                                               -----------------     ------------       -----------      ---------------
Three months ended June 30, 1994              $           6.41      $      1.58        $      1.58     $          0.79
                                               -----------------     ------------       -----------      ---------------
                                               -----------------     ------------       -----------      ---------------

Weighted average shares outstanding:
1995                                                124,260.08        78,774.16         300,000.00          420,764.51
                                               -----------------     ------------       -----------      ---------------
                                               -----------------     ------------       -----------      ---------------

1994                                                131,238.85        86,469.00         300,000.00          598,710.00
                                               -----------------     ------------       -----------      ---------------
                                               -----------------     ------------       -----------      ---------------

See accompanying notes to condensed consolidated financial statements.

                               BEST LOCK COMPANIES
                      BEST LOCK CORPORATION AND SUBSIDIARY
   BEST UNIVERSAL LOCK CO. (A NON-OPERATING HOLDING COMPANY) AND SUBSIDIARIES
     FRANK E. BEST, INC. (A NON-OPERATING HOLDING COMPANY) AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
-------------------------------------------------------------------------------




                                                                                                Six Months Ended June 30
                                                                                                 1995               1994
                                                                                          ----------------    ----------------
NET SALES                                                                                $     58,635,938    $     48,607,343

OPERATING EXPENSES
   Cost of goods sold                                                                          32,649,239          25,818,766
   Selling                                                                                     13,923,733          12,366,671
   General and administrative                                                                   8,828,958           6,367,600
   Engineering, research and development                                                        1,217,115           1,856,655
                                                                                          ----------------    ----------------
      Total operating expenses                                                                 56,619,045          46,409,692

OPERATING INCOME                                                                                2,016,893           2,197,651

   Interest expense                                                                              (362,838)             (6,444)
   Other income, net                                                                              236,752             111,085
                                                                                          ----------------    ----------------
INCOME before provision for income taxes                                                        1,890,807           2,302,292

   Provision for income taxes                                                                     770,021             993,683
                                                                                          ----------------    ----------------
NET INCOME, Best Lock Corporation and Subsidiary                                                1,120,786           1,308,609

   Minority interest in net income, Best Lock Corporation and Subsidiary                         (214,008)           (355,811)
   Corporate - Best Universal Lock Co. expense                                                    (10,402)             (1,623)
                                                                                          ----------------    ----------------
NET INCOME, Best Universal Lock Co. and Subsidiaries                                              896,376             951,175

   Minority interest in net income, Best Universal Lock Co. and Subsidiaries                      245,337            (212,778)
   Corporate - Frank E. Best, Inc. expense                                                        (12,402)             (1,454)
                                                                                          ----------------    ----------------
NET INCOME, Frank E. Best, Inc. and Subsidiaries                                            $     638,637       $     736,943
                                                                                          ----------------    ----------------
                                                                                          ----------------    ----------------







                                                Best Lock      Best Universal Lock Co.        Frank E.
                                                              --------------------------
Earnings per common share:                     Corporation      Series A        Series B     Best, Inc.
                                               -----------    -----------    -----------    -----------

Six months ended June 30, 1995                $       8.89   $       2.35   $       2.35   $       1.37
                                               -----------    -----------    -----------    -----------
                                               -----------    -----------    -----------    -----------
Six months ended June 30, 1994                $       9.97   $       2.46   $       2.46   $       1.23
                                               -----------    -----------    -----------    -----------
                                               -----------    -----------    -----------    -----------
Weighted average shares outstanding:
1995                                            126,033.90      80,741.94     300,000.00     466,090.17
                                               -----------    -----------    -----------    -----------
                                               -----------    -----------    -----------    -----------

1994                                            131,238.85      86,469.00     300,000.00     598,710.00
                                               -----------    -----------    -----------    -----------
                                               -----------    -----------    -----------    -----------


See accompanying notes to condensed consolidated financial statements.

      FRANK E. BEST, INC. (A NONOPERATING HOLDING COMPANY) AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)



                                                             June 30               December 31
                                                               1995                    1994
                                                        --------------           --------------
CURRENT ASSETS:
   Cash and cash equivalents                           $     1,860,286          $     4,843,579
   Trade receivables:
      Direct                                                12,047,692               11,680,289
      Sales representatives and other                        3,032,261                2,688,434
      Allowance for uncollectible accounts                    (254,513)                (244,829)
   Estimated refundable income taxes                           336,979                  141,708
   Current portion of notes receivable                          84,189                   81,987
   Inventories                                              16,401,630               14,579,058
   Prepaid income taxes                                      3,169,531                3,566,922
   Other prepaid expenses                                      114,154                  152,342
                                                        --------------           --------------
         Total current assets                               36,822,209               37,489,490
                                                        --------------           --------------
PROPERTY, PLANT AND EQUIPMENT, at cost
   Land and buildings                                       13,895,203               13,770,826
   Machinery and equipment                                  28,855,892               29,478,143
   Tooling                                                   8,259,188                8,090,184
   Furniture, fixtures and other                             9,172,961                8,342,408
   Construction work-in-progress                             2,970,669                  975,301
                                                        --------------           --------------
                                                            63,153,913               60,656,862
   Less - accumulated depreciation                         (32,118,985)             (30,519,725)
                                                        --------------           --------------
         Total property, plant and equipment                31,034,928               30,137,137
                                                        --------------           --------------

OTHER ASSETS
   Long-term notes receivable                                3,290,037                3,280,333
   Other assets                                                978,439                   54,050
                                                        --------------           --------------

         Total assets                                 $     72,125,613         $     70,961,010
                                                        --------------           --------------
                                                        --------------           --------------


See accompanying notes to condensed consolidated financial statements.

      FRANK E. BEST, INC. (A NONOPERATING HOLDING COMPANY) AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
-------------------------------------------------------------------------------


                                                                                June 30            December 31
                                                                                 1995                 1994
                                                                           ----------------     ---------------
CURRENT LIABILITIES:
   Notes payable and current portion of long-term debt                    $        115,140               2,500
   Current portion of retirement benefit obligations                             1,370,923           1,381,967
   Trade accounts payable                                                        2,459,609           1,641,302
   Customer advances                                                             1,487,976           1,501,304
   Accrued liabilities:
      Income taxes                                                                    (644)             941,064
      Property and other taxes                                                     968,979             960,153
      Payroll and vacation pay                                                   3,611,601           3,918,751
      Accrued severance                                                            309,031           2,394,593
      Accrued medical claims                                                       910,000             850,000
      Other                                                                        273,374             861,819
                                                                           ----------------     ---------------
         Total current liabilities                                              11,505,989          14,453,453
                                                                           ----------------     ---------------

LONG-TERM DEBT                                                                  12,119,832                   -
RETIREMENT BENEFIT OBLIGATION                                                    4,099,375           4,444,971
DEFERRED INCOME TAXES                                                            2,268,224           2,269,369
                                                                           ----------------     ---------------
         Total liabilities                                                      29,993,420          21,167,793
                                                                           ----------------     ---------------

MINORITY INTEREST IN SUBSIDIARIES                                               18,582,889          21,736,524
                                                                           ----------------     ---------------

COMMON STOCK AND COMMON STOCK OF BEST,
   REDEEMABLE UNDER STOCK BONUS PLAN                                             2,288,171           2,288,171
                                                                           ----------------     ---------------

SHAREHOLDERS' EQUITY:
   Common stock, $1 par value, 600,000 shares
      authorized and issued, 418,457.89 shares outstanding 1995;
      598,710 shares outstanding 1994                                              598,710             598,710
   Capital surplus                                                                  77,972              77,972
                                                                           ----------------     ---------------
      Total capital stock                                                          676,682             676,682
                                                                           ----------------     ---------------
   Accumulated earnings                                                         28,130,583          27,491,946

   Cumulative translation adjustment                                              (100,523)           (111,935)

   Common stock and common stock of Universal and
      Best, redeemable under Stock Bonus Plan                                   (2,288,171)         (2,288,171)
                                                                           ----------------     ---------------

   Treasury stock                                                               (5,157,438)                  -
                                                                           ----------------     ---------------
         Total shareholders' equity                                             21,261,133          25,768,522
                                                                           ----------------     ---------------

         Total liabilities and shareholders' equity                       $     72,125,613    $     70,961,010
                                                                           ----------------     ---------------
                                                                           ----------------     ---------------


See accompanying notes to condensed consolidated financial statements.

      FRANK E. BEST, INC. (A NONOPERATING HOLDING COMPANY) AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (UNAUDITED)
-------------------------------------------------------------------------------



                                                                                  June 30          December 31
                                                                                   1995               1994
                                                                              ------------        ------------
COMMON STOCK, $1 par value, 600,000 shares
  authorized and issued, 418,457.89 shares outstanding 1995;
  598,710 shares outstanding 1994                                            $     598,710       $     598,710

CAPITAL SURPLUS                                                                     77,972              77,972
                                                                              ------------        ------------
      Total capital stock                                                          676,682             676,682
                                                                              ------------        ------------

ACCUMULATED EARNINGS:
   Balance at beginning of year                                                 27,491,946          26,688,607
   Net income (six months ended June 30, 1995
      and twelve months ended December 31, 1994)                                   638,637           1,153,290
   Cash dividends (see below)                                                      -                  (311,330)
   Difference between dividends of Series A and
      Series B common shareholders of Best Universal
      Lock Co.                                                                     -                   (38,621)
                                                                              ------------        ------------
   Balance at end of year                                                       28,130,583          27,491,946
                                                                              ------------        ------------

COMMON STOCK AND COMMON STOCK OF UNIVERSAL AND
   BEST, REDEEMABLE UNDER STOCK BONUS PLAN                                      (2,288,171)         (2,288,171)
                                                                              ------------        ------------

CUMULATIVE TRANSLATION ADJUSTMENT                                                 (100,523)           (111,935)
                                                                              ------------        ------------

TREASURY STOCK
   Balance at beginning of year                                                    -                         -
   Shares purchased                                                             (5,157,438)                  -
                                                                              ------------        ------------
   Balance at end of period                                                     (5,157,438)                  -
                                                                              ------------        ------------
      Total shareholders' equity                                          $     21,261,133    $     25,768,522
                                                                              ------------        ------------
                                                                              ------------        ------------


Cash dividends per share:                                                 $           0.00    $           0.52
                                                                              ------------        ------------
                                                                              ------------        ------------


See accompanying notes to condensed consolidated financial statements.

      FRANK E. BEST, INC. (A NONOPERATING HOLDING COMPANY) AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
-------------------------------------------------------------------------------




                                                                                 Six Months Ended June 30
                                                                           -----------------------------------
                                                                                 1995                 1994
                                                                           ---------------     ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Cash received from customers                                            $     57,786,506    $     48,275,730
  Cash paid to suppliers and employees                                         (59,898,776)        (42,109,660)
  Interest received                                                                346,864              94,776
  Interest paid                                                                   (257,227)             (6,369)
  Income taxes paid                                                             (1,541,888)            695,262
                                                                           ---------------     ---------------
    Net cash provided by operating activities                                   (3,564,521)          6,949,739
                                                                           ---------------     ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of property, plant and equipment                               81,351             155,245
  Capital expenditures                                                          (3,176,596)         (1,870,571)
  Net from long-term investments                                                         -          (3,400,000)
                                                                           ---------------     ---------------
    Net cash used in investing activities                                       (3,095,245)         (5,115,326)
                                                                           ---------------     ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings against unsecured line of credit                                   12,000,000                   -
  Other borrowings                                                                 232,472                   -
  Purchase of treasury stock                                                    (8,559,729)                  -
                                                                           ---------------     ---------------
    Net cash used in financing activities                                        3,672,743                   -
                                                                           ---------------     ---------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                              3,730              (6,927)
                                                                           ---------------     ---------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                         (2,983,293)          1,827,486
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                   4,843,579           1,704,989
                                                                           ---------------     ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                 $     1,860,286     $     3,532,475
                                                                           ---------------     ---------------
                                                                           ---------------     ---------------


RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
  Net income                                                               $       638,637     $       736,943
  Adjustments-
    Depreciation and amortization                                                2,227,037           2,294,674
    Provision for losses on accounts receivable                                     55,242              47,587
    Gain on sale of property, plant and equipment                                   (1,814)             (3,960)
    Minority interest related to current year earnings                             459,345             568,589
  Changes in assets and liabilities-
    (Increase) decrease in:
      Accounts and notes receivable                                               (737,505)           (343,962)
      Refundable income taxes                                                     (298,572)            800,000
      Inventories                                                               (1,803,796)            583,965
      Prepaid income taxes and other expenses                                      435,579              37,943
      Other assets                                                              (1,309,932)           (150,728)
    Increase (decrease) in:
      Accounts payable, customer advances and accrued liabilities               (2,001,416)          1,619,693
      Income taxes payable                                                        (869,541)            839,928
      Deferred income taxes                                                         (1,145)             42,000
      Retirement benefit and benefit obligation                                   (356,640)           (122,933)
                                                                           ---------------     ---------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                  $    (3,564,521)    $     6,949,739
                                                                           ---------------     ---------------
                                                                           ---------------     ---------------

See accompanying notes to condensed consolidated financial statements.

                               BEST LOCK COMPANIES

                      BEST LOCK CORPORATION AND SUBSIDIARY
    BEST UNIVERSAL LOCK CO. (A NONOPERATING HOLDING COMPANY) AND SUBSIDIARIES
      FRANK E. BEST, INC. (A NONOPERATING HOLDING COMPANY) AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  INTERIM FINANCIAL STATEMENTS

     The accompanying condensed consolidated financial statements have not been audited by independent accountants. In the opinion of the Company's management, the financial statements reflect all adjustments necessary to fairly present the results of operations for the three and six month periods ended June 30, 1995 and 1994, the Company's financial position at June 30, 1995 and December 31, 1994, and the cash flows for the six month periods ended June 30, 1995 and 1994. These adjustments are of a normal recurring nature.

  Certain notes and other information have been omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the Company's 1994 Form 10-K.

  The results for the three and six months ended June 30, 1995 are not necessarily indicative of future financial results.

   The condensed consolidated financial statements for each parent company in the Best Lock Companies (the Company) include their respective subsidiaries as indicated below:

                                                                  Percent Owned
     Parent Company                Subsidiaries               as of June 30, 1995
     --------------                ------------               -------------------

     Frank E. Best, Inc.      Best Universal Lock Co.                       79%
        (Best)

     Best Universal Lock      Best Lock Corporation                         77%
        Co. (Universal)

     Best Lock                Best Universal Locks Limited (Canada)        100%
        Corporation (Lock)


2.  INCOME TAXES

The effective tax rates for the second quarters of 1995 and 1994 were 37.2 and
44.5 percent, respectively. The effective tax rates for the six months ended June 30, 1995 and 1994 were 40.7 and 43.2 percent, respectively. The effective tax rates are higher than the U.S. Federal statutory rate of 34% due to a higher tax rate in Canada and state income taxes.

3.  FINANCING AND RELATED PARTY ARRANGEMENTS

  The Company entered into a new unsecured line of credit agreement on February 15, 1995. The new credit agreement expires on February 15, 2002 and bears interest at a variable rate, based upon the prime rate, LIBOR or the Federal Funds rate, at the Company's election. The variable rate also fluctuates based upon the amounts borrowed under the credit agreement. The Company is subject to the maintenance of certain financial ratio covenants under terms of the credit agreement. The amounts available under this credit agreement are $25,000,000 through February 14, 1998 less $3,750,000 for each one year period thereafter until expiration. Borrowings under the credit agreement are convertible, at the Company's option, into term notes ranging from five to seven years, up through February 14, 1998. The Company borrowed $12,000,000 under this agreement on February 15, 1995. The interest on these borrowings is based on LIBOR, and was 7.43% as of June 30, 1995.

4.  REDEMPTION OF BEST UNIVERSAL LOCK CO. STOCK

  On July 1, 1995, Best Universal Lock Co., redeemed all 63 shares of its outstanding preferred stock at $105 per share plus cumulative dividend, for a total of $7,056. Best Universal Lock Co. is the parent of Best Lock Corporation and is the subsidiary of Frank E. Best, Inc.

5.  RECLASSIFICATIONS

   Certain reclassifications have been made to the condensed consolidated balance sheet and statement of income for the three and six months ended June 30, 1994 to conform to the current year presentation.

6.  OTHER MATTERS

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

ANALYSIS OF RESULTS OF OPERATIONS

Sales for the second quarter of 1995 increased $4 million (16%) over the same period of 1994. Year to date sales for 1995 are 21% higher than 1994. Sales from the manufacturing division (BLM) to independent distributors and Authorized Contract Construction Dealers accounted for substantially all of the second quarter increase. Sales at the company's distribution division
(BLS) increased 1% in the second quarter over 1994.

The gross profit on sales for the second quarter of 1995 was $917,000 higher than the second quarter of 1994, but decreased to 42.3% of sales, compared to 45.5% in the prior year. The year to date gross profit percentage was 44.3% in 1995 and 46.9% in 1994. Increased sales accounted for approximately $2.3 million of the $3.1 million increase in the cost of goods sold for the quarter and $5.6 million of the year to date increase. Increases in the costs of purchased parts and outside labor in the BLM division, mainly attributable to inefficiencies involving the re-engineering of certain processes in the manufacture of the Company's lever-handle cylindrical lock, accounted for the remainder of the increase in costs.


Operating income in the second quarter of 1995 declined by $876,000 (60%) to (2.0)% of net sales from 5.8% for the same period in 1994. Selling and administrative expenses increased by $2.2 million, or 39.3%, in the second quarter. Higher salaries and wages accounted for approximately $400,000 of the increase. The Company is also in the process of implementing software for the order processing, inventory management, and accounting functions, which increased professional fees by $600,000 in the second quarter and 900,000 for the first six months.

Engineering expenses decreased by $366,000 (38.2%) over the second quarter of 1994, due to reductions in personnel associated with the development of certain product lines and lower expenditures for engineering-related professional fees .

The Company's effective tax rate was 37.2% in the second quarter of 1995 as compared to 44.5% for the same period in 1994. The effective tax rates are higher than the U.S. Federal statutory rate of 34% due to a higher tax rate in Canada and state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital increased by $2.3 million, due to the utilization of the unsecured line of credit, as discussed in Note 3 to the condensed consolidated financial statements, and to a decrease in current liabilities associated with payments primarily related to the resignations discussed in Note 6 to the condensed consolidated financial statements. These payments also resulted in an improvement in the current ratio from 2.6:1 at December 31, 1994 to 3.2:1 at June 30, 1995.

Days sales outstanding decreased to 45 days from 55 days at December 31, 1994 due to an overall improvement in collections, most of which occurred in the first quarter. Inventory turns of 4.2 in the second quarter of 1995 were the same as the second quarter of 1994. Inventory levels increased by $1.8 million in the second quarter of 1995, mainly attributable to increased quantities on hand and to an increase in the cost of direct materials and overhead inventory.

Capital expenditures for the first six months of 1995 were $3.2 million. Capital spending is projected to total between $5.0 and $7.0 million for the year. This total includes approximately $3.0 million for enhanced computer systems and related software.

During the first quarter of 1995, the Company borrowed $12 million against an unsecured line of credit to fund the purchase of $8.2 million in treasury stock. Proceeds from the borrowing were also used to pay severance and accrued vacation as described above.

The Company plans to meet its 1995 working capital and capital expenditure requirements through funds from operations and borrowings on the line of credit.
                                       13

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

Reference is made to Item 3 of the Company's Form 10-K for the year ended December 31, 1994. Best Lock Corporation vs. ILCO - Unican Corporation (Federal District Court, Indianapolis, IN, Cause No. IP-93-1092C). This action by the Company against ILCO, a North Carolina corporation, charges ILCO with infringement of Best's patent, trade dress and trademark rights in certain patented keys and other keys, and with unfair competition.

In the course of the trial, the Court severed the trade dress, trademark and unfair competition claims from the patent claims. To date, only the patent claims have been litigated. On August 2, 1995, the Court issued an "Entry of Judgment" dismissing the entire cause with prejudice.

With respect to the patent claims the court issued a "Memorandum Opinion" on August 2, 1995, holding the patents in suit, Utility Patent 5,136,869 and Design Patent D327,636 invalid. Currently the keys involved in the infringement suit remain covered by a Utility Patent (5,272,895) that was issued by the U.S. Patent and Trademark Office during the course of the abovementioned trial and not subject to that litigation or the Court's opinion of August 2, 1995.

If the "Entry of Judgment" is upheld, the Company believes there will be no material adverse impact on the consolidated financial position or results of operations. Annual sales of the product since its introduction have not been significant.

ITEM 5.  OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
A Form 8-K was filed on March 2, 1995 for each of the companies (Lock, Universal and Best) to reflect the transaction described in Note 5 above.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        FRANK E. BEST, INC..
                                        --------------------
                                              (Registrant)


Date:     August 14, 1995               By:  /s/ Gregg A. Dykstra.
          ---------------                        -----------------
                                             Secretary/Treasurer


                                             /s/ Paula J. Tinkey
                                             --------------------
                                             Manager of Accounting