Form 10-K405/A
period 1994-12-31
BEST FRANK E INC
filed 1995-10-18
CIK 11806

                                        UNITED STATES
                             SECURITIES AND EXCHANGE COMMISSION
                                   Washington, D.C.  20549

                                          FORM 10-K*
             *Amendment No. 1 to Form 10-K for the fiscal year ended 12-31-94

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

          Salaries and wages were $4.3 million higher than 1993 levels. A portion of the increase relates to a charge of $2.1 million in the fourth quarter for anticipated employee-related expenses related to the settlement of claims arising from a derivative action. The material financial components of this settlement, which was concluded on February 15, 1995 and is described in Item 13, include the payment of the total sum of $2,134,349 as severance, vacation and bonus payments to Walter E. Best, Robert W. Best, Richard E. Best, Marshall W. Best and Edwina McLemore, the payment of the total sum of $1,240,000 in exchange for covenants not to compete from Walter E. Best, Robert
     W. Best, Richard E. Best and Marshall W. Best, and the payment by Best Lock Corporation of $8,178,296 for the acquisition of shares of Best Lock Corporation and interests in a partnership described in Item 13. The severance, vacation and bonus payments made to these individuals were accrued as expense in 1994. The aggregate payment for the covenants not to compete will be amortized as follows: $206,667 in 1995, $248,000 in each of the years 1996-
     1999, and $41,333 in 2000. Best Lock Corporation does not believe that the departure of Walter E. Best will have a material adverse impact on its business or future results of operations.

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

     Item 13.  Certain Relationships and Related Transactions

          A change in control of Frank E. Best, Inc. occurred on May 18, 1994. On that date, Russell C. Best, then Vice-President and a Director of Frank E. Best, Inc., purchased 114,325 shares of the common stock of Frank E. Best, Inc. Frank E. Best, Inc. has 598,710 shares of common stock issued and outstanding. After the purchase, Russell C. Best controlled, directly or indirectly, 50.27% of the outstanding common stock of Frank E. Best, Inc. This voting control of Frank E. Best, Inc. was based on the following stock ownership:

               Name of Shareholder        Number of Shares

               Russell C. Best                    115,812

               Walter E. Best Co., Inc.*          185,188
                                                  -------

               Total                              301,000
                                                  =======

          * Russell C. Best owns all of the voting common stock of Walter E. Best Co., Inc. ("WEBCO"). Accordingly, he is in effective control of the manner in which the shares of Frank E. Best, Inc. owned by WEBCO are voted.

          After the purchase of Frank E. Best, Inc.'s stock as described above, Russell C. Best beneficially owned, directly or indirectly, approximately 50.27% of the voting securities of Frank E. Best, Inc., taking into consideration the 185,188 shares of Frank E. Best, Inc.'s common stock owned by WEBCO and the 115,812 shares of the Corporation's common stock individually owned by Russell C. Best. Currently, Russell C. Best beneficially owns approximately 66% of Frank E. Best, Inc.'s common stock as a result of the attribution to him of shares held by the Best Lock Partnership in which Russell C. Best, WEBCO and Best Lock Corporation are general partners and shares held by the Best Lock Stock Bonus Plan with respect to which he has shared powers of voting and disposition in addition to the shares individually owned by him.

          Russell C. Best purchased the 114,325 shares of Frank E. Best, Inc.'s common stock from Bank One, Indianapolis, NA, as Trustee of the Walter E. Best Irrevocable Trust, under a Trust Agreement dated December 28, 1972, at a price of $29.36 per share, for a total consideration of $3,356,582. Russell C. Best purchased the 114,325 shares with the proceeds of a loan in the amount of $3,400,000 from Best Lock Corporation, a subsidiary of a subsidiary of Frank E. Best, Inc. The loan was made in accordance with the terms of the Employment Agreement between Best Lock Corporation and Russell C. Best, dated May 5, 1994 and described below. Prior to the acquisition of control by Russell
     C. Best, no single person possessed control of Frank E. Best, Inc.

          Shortly after the change in control of Frank E. Best, Inc. described above, Russell C. Best began to implement organizational changes in Best Lock Corporation for the purpose of streamlining operations to reduce costs that would have resulted in a diminution in pay for certain management positions. Walter E. Best objected to these changes and in August, 1994 threatened Best Lock Corporation, Russell C. Best and Gregg A. Dykstra, then General Counsel of Best Lock Corporation, with a stockholder derivative action for mismanagement and the two individuals with an action for common law fraud (not securities fraud). On February 15, 1995, Best Lock Corporation settled all claims arising from the threatened derivative action as well as the claims threatened against the two individuals (the "Settlement"). The material components of the settlement include: (i) the resignation of Walter E. Best from the Board of Directors and as President of each of Frank E. Best, Inc., Best Lock Corporation and Best Universal Lock Co.; (ii) the resignation of Richard E. Best and Marshall W. Best as officers and employees of Best Lock Corporation and the resignation of Robert W. Best as an employee; (iii) the payment of the total sum of approximately $2,050,000 as severance, vacation and bonus payments to Walter E. Best, Robert W. Best, Richard E. Best, Marshall W. Best and Edwina McLemore, an employee of Best Lock Corporation; (iv) the payment of the total sum of $1,240,000 in exchange for covenants not to compete from Walter E. Best, Robert
     W. Best, Richard E. Best and Marshall W. Best; and (v) the payment of the total sum of $8,178,296 for the acquisition of shares of Best Lock Corporation and interests in a partnership as described below. As a part of the Settlement, Lock cancelled indebtedness in the approximate amount of $28,690.97 owed as of February 15, 1995 by each of Robert W. Best, Richard E. Best and Marshall W. Best to Best Lock Corporation in connection with Best Lock Corporation's prior interest in part of the proceeds of a joint and survivor life insurance policy owned by Robert W. Best as Trustee of the Walter Edwin Best Irrevocable Life Insurance Trust and agreed to reimburse Walter E. Best for up to approximately $82,000 in legal fees incurred by Mr. Best in formulating and considering the claims threatened against Best Lock Corporation and the two individuals. The covenants not to compete referenced above prohibit each of the individuals for a period of five years from engaging in or having an interest in any business in the locking or security business or from using the name "Best" in association with any business in competition with Best Lock Corporation except, however, that in the case of Richard E. Best, Marshall W. Best and Robert W. Best the prohibition against engaging in, or having an interest in, a competing business extends for only two years provided that a member of the Best family does not own more than a de minimus equity interest in such a business.

          On February 15, 1995, Best Lock Corporation, which is a subsidiary of Best Universal Lock Co., which is in turn a subsidiary of Frank E. Best, Inc., purchased an eighty-seven percent (87%) non-voting partnership interest in Best Lock Partnership, a newly formed Indiana general partnership (the "Partnership") for the total consideration of $5,582,625.59.
     This acquisition was made in two steps. First, on February 15, 1995, Best Lock Corporation acquired an eighty-four and one-half percent (84.5%) interest in the Partnership by purchasing non-voting interests in the Partnership from members of the Best
     family for a total consideration of $4,521,433.67.   Second, Best
     Lock Corporation acquired a two and one-half percent (2.5%) interest in the Partnership directly from the Partnership for $1,061,191.92.

          The Partnership then acquired shares of capital stock in Frank E. Best, Inc. and Best Universal Lock Co. from members of the Best family for the aggregate purchase price of $1,061,191.92.

          Finally, Best Lock Corporation acquired shares of its own common stock from members of the Best family at an aggregate purchase price of $2,595,670.

          After the consummation of these transactions, the total assets of the Partnership were $6,571,711.60. Russell C. Best, President of Frank E. Best, Inc. and a member of Frank E. Best, Inc.'s Board of Director's, and Walter E. Best Company, Inc., an affiliated corporation the voting shares of which are all owned by Russell C. Best, are the holders of the remaining thirteen percent (13%) interest in the Partnership, which thirteen percent (13%) interest represents the entire voting interests of the Partnership.

          The information in the following table discloses payments received by members of the Best family in connection with the settlement in the categories identified.


                                 Purchase        Purchase         Purchase        Purchase         Severance
                                 Price for       Price for        Price for       Price for Best   and Vacation      Noncom-
                                 Partnership     Frank E.         Best Lock       Universal        /Bonus            petition
         Name                    Interests       Best, Inc.'s     Corporation     Lock Co.         Payments          Payments
                                                 Shares           Shares          Shares

         Walter E. Best               -0-        $      293.60    $    770.00     $     329.80     $  695,132.80     $640,000.00
         The Huntington Trust         -0-           349,119.76           -0-              -0-               -0-             -0-
          Company, NA, as the
          trustee of the
          Walter E. Best
          Irrevocable Trust
         Walter E. Best, as       3,532,521.46            -0-            -0-              -0-               -0-             -0-
          the trustee of the
          Walter E. Best
          Revocable Trust
         Robert W. Best             250,323.45       43,746.40     734,195.00       140,737.88       429,774.56       200,000.00
         Denise Best                 31,223.14            -0-            -0-              -0-              -0-              -0-
         Richard E. Best            250,323.45       43,658.32     649,495.00       140,737.88       442,563.08       200,000.00
         Amber Best                  31,223.14            -0-            -0-              -0-              -0-              -0-
         Marshall W. Best           250,323.45       43,658.32     649,495.00       140,737.88       439,360.24       200,000.00
         Tracey Best                 31,223.14            -0-            -0-              -0-              -0-              -0-
         Dona J. Best, as           144,272.44            -0-      561,715.00       158,172.08             -0-              -0-
          trustee of the
          Dona J. Best
          Revocable Trust


          The relationships among the parties are as follows: Prior to February 15, 1995, Walter E. Best was President, Chairman, and a member of the Board of Directors of each of Frank E. Best, Inc. Best Universal Lock Co. and Best Lock Corporation and Walter E. Best Company, Inc. He is the father of Frank E. Best, Inc.'s current President, Russell C. Best, Robert W. Best, Richard E. Best and Marshall W. Best. Prior to February 15, 1995, Robert W. Best was Assistant to the President of Best Lock Corporation. He is a brother of Frank E. Best, Inc.'s current President, Russell
     C. Best. Prior to February 15, 1995, Richard E. Best was a Vice President of Best Lock Corporation. He also is a brother of Frank E. Best, Inc.'s current President, Russell C. Best. Prior to February 15, 1995, Marshall W. Best was a Vice President of Best Lock Corporation. He also is a brother of Frank E. Best, Inc.'s current President, Russell C. Best. The Walter E. Best Revocable Trust is a revocable trust established by Walter E. Best. The Dona J. Best Revocable Trust is a revocable trust established by Dona J. Best who is the mother of Russell C. Best, Robert W. Best, Richard E. Best and Marshall W. Best. Denise Best is the spouse of Robert W. Best; Amber Best is the spouse of Richard E. Best; and Tracey Best is the spouse of Marshall W. Best.

          The purchase price of the shares of Frank E. Best, Inc., Best Universal Lock Co. and Best Lock Corporation were based on the respective appraised values of such shares as of December 31, 1993 as determined by an independent appraiser, Sigurd R. Wendin & Associates, Inc. of Birmingham, Michigan.

          Best Lock Corporation's acquisition of its interest in the Partnership and its redemption of its own common shares were funded through a line of credit obtained by Best Lock Corporation from Huntington National Bank of Indianapolis, Indiana.

          The series of transactions described above was approved unanimously by the Boards of Directors of Frank E. Best, Inc. and of Best Lock Corporation and was undertaken pursuant to an Agreement dated February 15, 1995. An opinion was rendered by Merrill Lynch, Pierce, Fenner & Smith Incorporated to Lock's Board of Directors that the settlement transactions, including the severance and non-competition payments, were fair to Best Lock Corporation from a financial point of view.

     Employment Agreement and Agreement Respecting Sale Of Stock

          On May 5, 1994, Lock and Russell C. Best entered into an Employment Agreement pursuant to which Russell C. Best assumed the duties of Chief Executive Officer of Best Lock Corporation. The initial term of the Employment Agreement expires December 31, 1998; however, the term is automatically extended by one additional year on December 31 of each year unless earlier terminated by notice by either party to the other at least thirty
     (30) days prior to December 31 of such year.

          The Employment Agreement provides for a base salary of a minimum of $425,000 per year, subject to increases for inflation and other factors, plus the participation of Russell C. Best in all general and executive compensation and benefit plans of Best Lock Corporation, including any incentive or bonus plans. The Employment Agreement further provides for a loan of up to

     $3,400,000 to Russell C. Best, to be repaid to Best Lock
     Corporation over a thirty year period with interest at 7.2% per annum.

          The Employment Agreement also provides severance benefits in the event of termination of employment under certain circumstances. In the event of termination of employment by Best Lock Corporation without "cause" or by Russell C. Best with "cause" (as such terms are defined in the Employment Agreement), he will receive in each year throughout the unexpired portion of the term of the Employment Agreement, including any extensions occurring prior to the date of termination, his then current base salary, plus the average of the aggregate amounts of any bonuses, incentive payments, and/or contingent compensation received by him in each of the three immediately preceding calendar years.
     If Best Lock Corporation terminates Russell C. Best's employment with "cause," or if he terminates employment without "cause," Russell C. Best would forfeit all compensation and benefits following such termination.

          Consistent with the terms of the Employment Agreement, on May 18, 1994, Best Lock Corporation loaned $3,400,000 to Russell
     C. Best pursuant to the terms of a Loan Agreement dated May 5, 1994, to which Best Lock Corporation and Russell C. Best are parties. The terms of the loan were as provided in the Employment Agreement. The current outstanding principal balance of the loan is $3,334,001. The loan is secured by 113,311 shares of Frank E. Best, Inc.'s Common Stock and 451 shares of Best Universal Lock Co. Such shares will be released pro rata from the pledge as the principal of the loan is repaid to Best Lock Corporation.

          On May 16, 1994, Best Lock Corporation entered into an Agreement Respecting Sale of Stock (the "Put Agreement") with Russell C. Best. The Put Agreement provides that Russell C. Best has the right, exercisable at any time on or before December 31, 1994, to require Best Lock Corporation to purchase from him any shares of Frank E. Best, Inc. owned by him at the time of exercise at a price of $29.36 per share. The right was not exercised and the Put Agreement has expired.

     Other Transactions

          Walter E. Best is the president and owns in excess of 10% of the stock of Best Aircraft Corporation. During the past fiscal year, Best Lock Corporation leased aircraft and automobiles from Best Aircraft Corporation, paying $180,656 for such services. As part of the Settlement, all of the automobile leases were cancelled and Lock purchased the automobiles used by its employees for an amount equal to the bank indebtedness owed by Best Aircraft Corporation with respect to each such automobile as of February 15, 1995. Larry Rottmeyer, who became Vice President of Marketing of Best Lock Corporation in 1994, was the president of, and owned in excess of 10% of, Marcon, Inc. Best Lock Corporation purchased market research services from Marcon, Inc. during 1994 paying $291,716 for such services. Mr. Rottmeyer is no longer a shareholder or officer of Marcon, Inc.


                                  PART IV

     Item 14.  Exhibits, Financial Statement Schedules, and Reports on
               Form 8-K

               (a) Financial Statements: All required financial statements and schedules are included in Item 8 of this Form
     10-K.

               (b) Reports on Form 8-K: None filed in the last quarter of 1994.

               (c)  Exhibits.

     Exhibit
     10-A      Settlement Agreement, dated February 15,
               1995, by and among certain members of the Best family and their affiliates and Best
               Lock Corporation, Frank E. Best, Inc. and
               Best Universal Lock Co. (incorporated by reference to Exhibit 99 to the Form 10-Q of Frank E. Best, Inc. for the Quarter ended
               March 31, 1995)

     10-B      Loan Agreement, dated May 5, 1994, between
               Best Lock Corporation and Russell C. Best as amended by Amendment To Loan Agreement, dated
               February 15, 1995

     10-C      Best Lock Partnership Agreement of General
               Partnership, dated February 13, 1995, as amended by First Amendment, Second Amendment and Third Amendment thereto

     10-D      Indemnification Agreement among Best Lock
               Corporation, Best Aircraft, Inc. and Walter
               E. Best

     10-E      Amendment to Supplemental Retirement Benefits
               Agreement between Best Lock Corporation and
               Walter E. Best

     10-F Employment Agreement, dated May 5, 1994, between Russell C. Best and Best Lock
               Corporation

                                 SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

     Date:     October 12, 1995

                                   FRANK E. BEST, INC.

                                   /s/ Russell C. Best
                                   ------------------------------
                                   Russell C. Best, President and
                                     Chief Executive Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

        Signature                   Title                           Date

      1.  Principal Executive Officer:


      /s/ Russell C. Best           President and Chief             October 12, 1995
      ------------------------      Executive Officer
      Russell C. Best


      2.  Principal Financial Officer:


      /s/ Gregg A. Dykstra          Secretary and Treasurer         October 12, 1995
      ------------------------
      Gregg A. Dykstra


      /s/ Paula J. Tinkey           Manager of Accounting           October 12, 1995
      ------------------------
      Paula Tinkey

      3.  A majority of the
          Board of Directors:


      /s/ Russell C. Best           Director                        October 12, 1995
      ------------------------
      Russell C. Best


      /s/ Mariea L. Best            Director                        October 12, 1995
      ------------------------
      Mariea L. Best
