Form 10-Q
period 1995-09-30
BEST FRANK E INC
filed 1995-11-14
CIK 11806

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


           [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 1995

                                       OR

           [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     of the securities exchange act of 1934

   For the transition period from ___________________ to ___________________


                          Commission file number 0-1490
                               FRANK E. BEST, INC.
              (Exact name of registrant as specified in its charter)


            WASHINGTON                                35-1142810
 (State or other jurisdiction of                  (I.R.S. Employer
  incorporation or organization)                 Identification No.)

P.O. BOX 50444, INDIANAPOLIS, INDIANA                    46250
      (Address of principal                            (Zip Code)
        executive offices)


    Registrant's telephone number, including area code:     (317) 849-2250


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to
such filing requirements for the past 90 days.   Yes [X]   No [ ]

Indicate the number of shares outstanding of each of the registrant's classes of common, as of October 27, 1995.

              COMMON STOCK                    598,710 SHARES

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

INDEX

                                                                            Page No.
                                                                            --------
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

        Condensed Consolidated Statements of Income for the three months
            ended September 30, 1995 and 1994                                   3

        Condensed Consolidated Statements of Income for the nine months
            ended September 30, 1995 and 1994                                   4



        Condensed Consolidated Balance Sheets at September 30, 1995 and
            December 31, 1994                                                  5-6

        Condensed Consolidated Statements of Shareholders' Equity at
            September 30, 1995 and December 31, 1994                            7

        Condensed Consolidated Statements of Cash Flows for the nine months
            ended September 30, 1995 and 1994                                   8

        Notes to Condensed Consolidated Financial Statements                   9-11

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                             12-13


PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                                      14

Item 6. Exhibits and Reports on Form 8-K                                       14


SIGNATURE                                                                      15


                              BEST LOCK COMPANIES
                     BEST LOCK CORPORATION AND SUBSIDIARY

   BEST UNIVERSAL LOCK CO. (A NON-OPERATING HOLDING COMPANY) AND SUBSIDIARIES
    FRANK E. BEST, INC. (A NON-OPERATING HOLDING COMPANY) AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                 (Unaudited)
--------------------------------------------------------------------------------

                                                                                      Three Months Ended September 30
                                                                                      -------------------------------
                                                                                             1995           1994
                                                                                         -----------    -----------

NET SALES                                                                                $33,072,818    $28,334,128

OPERATING EXPENSES
   Cost of goods sold                                                                     19,865,572     15,591,870
   Selling                                                                                 8,045,154      7,197,638
   General and administrative                                                              4,482,321      3,096,993
   Engineering, research and development                                                     645,764      1,167,434
                                                                                         -----------    -----------
      Total operating expenses                                                            33,038,811     27,053,935
                                                                                         -----------    -----------
OPERATING INCOME                                                                              34,007      1,280,193

   Interest expense                                                                         (227,767)          (316)
   Other income, net                                                                          69,764         59,645
                                                                                         -----------    -----------
INCOME (LOSS) before provision for income taxes                                             (123,996)     1,339,522

   Provision (benefit) for income taxes                                                      (47,878)       (46,621)
                                                                                         -----------    -----------
NET INCOME (LOSS), Best Lock Corporation and Subsidiary                                      (76,118)     1,386,143

   Minority interest in net (income) loss, Best Lock Corporation and Subsidiary                  292       (376,892)
   Corporate - Best Universal Lock Co. expense                                                   (90)        (2,011)
                                                                                         -----------    -----------
NET INCOME (LOSS), Best Universal Lock Co. and Subsidiaries                                  (75,916)     1,007,240

   Minority interest in net (income) loss, Best Universal Lock Co. and Subsidiaries           15,146       (225,318)
   Corporate - Frank E. Best, Inc. expense                                                       (77)        (1,563)
                                                                                         -----------    -----------
NET INCOME (LOSS), Frank E. Best, Inc. and Subsidiaries                                  $   (60,847)   $   780,359
                                                                                         -----------    -----------
                                                                                         -----------    -----------

                                                                      Best Universal Lock Co.
                                                         Best Lock    ------------------------     Frank E.
                                                        Corporation    Series A     Series B      Best, Inc.
                                                        -----------   ----------   -----------   -----------
Earnings (loss) per common share, three months ended:
September 30, 1995                                      $     (0.62)  $    (0.20)  $     (0.20)  $     (0.15)
                                                        -----------   ----------   -----------   -----------
                                                        -----------   ----------   -----------   -----------
September 30, 1994                                      $      6.41   $     1.58   $      1.58   $      0.79
                                                        -----------   ----------   -----------   -----------
                                                        -----------   ----------   -----------   -----------
Weighted average shares outstanding, three months ended:
September 30, 1995                                       122,797.47    78,498.31    300,000.00    418,457.89
                                                        -----------   ----------   -----------   -----------
                                                        -----------   ----------   -----------   -----------
September 30, 1994                                       131,238.85    86,469.00    300,000.00    598,710.00
                                                        -----------   ----------   -----------   -----------
                                                        -----------   ----------   -----------   -----------


See accompanying notes to condensed consolidated financial statements.

                               BEST LOCK COMPANIES
                     BEST LOCK CORPORATION AND SUBSIDIARY

  BEST UNIVERSAL LOCK CO. (A NON-OPERATING HOLDING COMPANY) AND SUBSIDIARIES
    FRANK E. BEST, INC. (A NON-OPERATING HOLDING COMPANY) AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
--------------------------------------------------------------------------------

                                                                                       Nine Months Ended September 30
                                                                                       ------------------------------
                                                                                             1995           1994
                                                                                         -----------    -----------

NET SALES                                                                                $91,708,756    $76,941,471

OPERATING EXPENSES
   Cost of goods sold                                                                     52,605,555     40,991,067
   Selling                                                                                22,062,420     19,458,948
   General and administrative                                                             13,127,002      9,989,523
   Engineering, research and development                                                   1,862,879      3,024,089
                                                                                         -----------    -----------
      Total operating expenses                                                            89,657,856     73,463,627
                                                                                         -----------    -----------

OPERATING INCOME                                                                           2,050,900      3,477,844

   Interest expense                                                                         (590,605)        (6,760)
   Other income, net                                                                         306,516        170,730
                                                                                         -----------    -----------
INCOME before provision for income taxes                                                   1,766,811      3,641,814

   Provision for income taxes                                                                722,143        947,062
                                                                                         -----------    -----------
NET INCOME, Best Lock Corporation and Subsidiary                                           1,044,668      2,694,752

   Minority interest in net income, Best Lock Corporation and Subsidiary                    (213,716)      (732,703)
   Corporate - Best Universal Lock Co. expense                                               (10,492)        (3,634)
                                                                                         -----------    -----------
NET INCOME, Best Universal Lock Co. and Subsidiaries                                         820,460      1,958,415

   Minority interest in net income, Best Universal Lock Co. and Subsidiaries                (230,191)      (438,096)
   Corporate - Frank E. Best, Inc. expense                                                   (12,479)        (3,017)
                                                                                         -----------    -----------
NET INCOME, Frank E. Best, Inc. and Subsidiaries                                         $   577,790    $ 1,517,302
                                                                                         -----------    -----------
                                                                                         -----------    -----------

                                                                      Best Universal Lock Co.
                                                         Best Lock    ------------------------     Frank E.
                                                        Corporation    Series A     Series B      Best, Inc.
                                                        -----------   ----------   -----------   -----------
Earnings per common share, nine months ended:
September 30, 1995                                      $      8.36   $     2.16   $      2.16   $      1.28
                                                        -----------   ----------   -----------   -----------
                                                        -----------   ----------   -----------   -----------
September 30, 1994                                      $      9.97   $     2.46   $      2.46   $      1.23
                                                        -----------   ----------   -----------   -----------
                                                        -----------   ----------   -----------   -----------
Weighted average shares outstanding, nine months ended:
September 30, 1995                                       124,943.23    79,985.85    300,000.00    450,038.27
                                                        -----------   ----------   -----------   -----------
                                                        -----------   ----------   -----------   -----------
September 30, 1994                                       131,238.85    86,469.00    300,000.00    598,710.00
                                                        -----------   ----------   -----------   -----------
                                                        -----------   ----------   -----------   -----------

See accompanying notes to condensed consolidated financial statements.

     FRANK E. BEST, INC. (A NONOPERATING HOLDING COMPANY) AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                               (Unaudited)
--------------------------------------------------------------------------------

                                                                             September 30       December 31
                                                                                 1995               1994
                                                                             ------------       ------------
CURRENT ASSETS:
   Cash and cash equivalents                                                 $  2,592,638       $  4,843,579
   Trade receivables:
      Direct                                                                   14,470,565         11,680,289
      Sales representatives and other                                           3,315,233          2,688,434
      Allowance for uncollectible accounts                                       (282,589)          (244,829)
   Estimated refundable income taxes                                              951,276            141,708
   Current portion of notes receivable                                             34,108             81,987
   Inventories                                                                 13,846,430         14,579,058
   Prepaid income taxes                                                         3,172,754          3,566,922
   Other prepaid expenses                                                         127,893            152,342
                                                                             ------------       ------------
         Total current assets                                                  38,228,308         37,489,490
                                                                             ------------       ------------

PROPERTY, PLANT AND EQUIPMENT, at cost
   Land and buildings                                                          13,952,022         13,770,826
   Machinery and equipment                                                     28,804,646         29,478,143
   Tooling                                                                      8,273,079          8,090,184
   Furniture, fixtures and other                                               10,971,032          8,342,408
   Construction work-in-progress                                                2,372,215            975,301
                                                                             ------------       ------------
                                                                               64,372,994         60,656,862
   Less - accumulated depreciation                                            (33,308,349)       (30,519,725)
                                                                             ------------       ------------
         Total property, plant and equipment                                   31,064,645         30,137,137
                                                                             ------------       ------------

OTHER ASSETS
   Long-term notes receivable                                                   3,324,013          3,280,333
   Other assets                                                                   936,978             54,050
                                                                             ------------       ------------
         Total assets                                                        $ 73,553,944       $ 70,961,010
                                                                             ------------       ------------
                                                                             ------------       ------------


See accompanying notes to condensed consolidated financial statements.

     FRANK E. BEST, INC. (A NONOPERATING HOLDING COMPANY) AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)
--------------------------------------------------------------------------------

                                                                             September 30       December 31
                                                                                1995                1994
                                                                             ------------       ------------
CURRENT LIABILITIES:
   Notes payable and current portion of long-term debt                       $      2,500       $      2,500
   Current portion of retirement benefit obligations                            1,372,134          1,381,967
   Accounts payable                                                             2,753,430          1,641,302
   Customer advances                                                            1,356,683          1,501,304
   Accrued liabilities:
      Income taxes                                                                287,400            941,064
      Property and other taxes                                                  1,192,617            960,153
      Payroll and vacation pay                                                  3,713,220          3,918,751
      Accrued severance                                                           309,031          2,394,593
      Accrued medical claims                                                      940,000            850,000
      Other                                                                       294,052            861,819
                                                                             ------------       ------------
         Total current liabilities                                             12,221,067         14,453,453
                                                                             ------------       ------------

LONG-TERM DEBT                                                                 13,932,472             --
RETIREMENT BENEFIT OBLIGATION                                                   3,628,263          4,444,971
DEFERRED INCOME TAXES                                                           2,499,351          2,269,369
                                                                             ------------       ------------
         Total liabilities                                                     32,281,153         21,167,793
                                                                             ------------       ------------

MINORITY INTEREST IN SUBSIDIARIES                                              17,758,516         21,736,524
                                                                             ------------       ------------

COMMON STOCK REDEEMABLE UNDER STOCK BONUS PLAN                                  2,290,234          2,288,171
                                                                             ------------       ------------

SHAREHOLDERS' EQUITY:
   Common stock, $1 par value, 600,000 shares
      authorized; 598,710 shares issued                                           598,710            598,710
   Capital surplus                                                                 77,972             77,972
                                                                             ------------       ------------
      Total capital stock                                                         676,682            676,682

   Accumulated earnings                                                        28,069,736         27,491,946

   Cumulative translation adjustment                                              (74,705)          (111,935)

   Common stock and common stock of Universal and
      Best, redeemable under Stock Bonus Plan                                  (2,290,234)        (2,288,171)

   Treasury stock; includes 246,656.11 shares of Best                          (5,157,438)             --
                                                                             ------------       ------------
         Total shareholders' equity                                            21,224,041         25,768,522
                                                                             ------------       ------------

         Total liabilities and shareholders' equity                          $ 73,553,944       $ 70,961,010
                                                                             ------------       ------------
                                                                             ------------       ------------


See accompanying notes to condensed consolidated financial statements.

  FRANK E. BEST, INC. (A NONOPERATING HOLDING COMPANY) AND SUBSIDIARIES
        CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                               (Unaudited)
--------------------------------------------------------------------------------

                                                                             September 30       December 31
                                                                                 1995               1994
                                                                             ------------       ------------
COMMON STOCK, $1 par value, 600,000 shares
  authorized; 598,710 shares issued                                          $    598,710       $    598,710

CAPITAL SURPLUS                                                                    77,972             77,972
                                                                             ------------       ------------
      Total capital stock                                                         676,682            676,682
                                                                             ------------       ------------

ACCUMULATED EARNINGS:
   Balance at beginning of year                                                27,491,946         26,688,607
   Net income (nine months ended September 30, 1995
      and twelve months ended December 31, 1994)                                  577,790          1,153,290
   Cash dividends                                                                  --               (311,330)
   Difference between dividends of Series A and
      Series B common shareholders of Best Universal
      Lock Co.                                                                     --                (38,621)
                                                                             ------------       ------------
   Balance at end of year                                                      28,069,736         27,491,946
                                                                             ------------       ------------

COMMON STOCK REDEEMABLE UNDER STOCK BONUS PLAN                                 (2,290,234)        (2,288,171)
                                                                             ------------       ------------

CUMULATIVE TRANSLATION ADJUSTMENT                                                 (74,705)          (111,935)
                                                                             ------------       ------------

TREASURY STOCK
   Balance at beginning of year                                                    --                  --
   Shares purchased; includes 246,656.11 shares of Best                        (5,157,438)             --
                                                                             ------------       ------------
   Balance at end of period                                                    (5,157,438)             --
                                                                             ------------       ------------
      Total shareholders' equity                                             $ 21,224,041       $ 25,768,522
                                                                             ------------       ------------
                                                                             ------------       ------------

Cash dividends per share:                                                    $       0.00       $       0.52
                                                                             ------------       ------------
                                                                             ------------       ------------

See accompanying notes to condensed consolidated financial statements.

      FRANK E. BEST, INC. (A NONOPERATING HOLDING COMPANY) AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
--------------------------------------------------------------------------------


                                                                              Nine Months Ended September 30
                                                                             -------------------------------
                                                                                 1995               1994
                                                                             ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Cash received from customers                                               $ 88,087,728       $ 76,159,675
  Cash paid to suppliers and employees                                        (88,958,826)       (68,871,672)
  Interest received                                                               298,324             90,909
  Interest paid                                                                  (225,301)            (6,647)
  Income taxes paid (refunded)                                                 (1,563,424)            11,540
                                                                             ------------       ------------
    Net cash provided (used) by operating activities                           (2,361,499)         7,383,805
                                                                             ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of property, plant and equipment                              16,061            153,611
  Capital expenditures                                                         (4,496,903)        (2,490,165)
  Net from long-term investments                                                   --             (3,400,000)
                                                                             ------------       ------------
    Net cash used in investing activities                                      (4,480,842)        (5,736,554)
                                                                             ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings against unsecured line of credit, net of repayments               13,700,000              --
  Other borrowings                                                                232,472              --
  Purchase of treasury stock and stock of subsidiaries                         (9,353,984)             --
  Redemption of Universal preferred stock                                          (6,300)             --
  Dividends paid - Universal preferred stock                                         (441)             --
  Premium paid on redemption of Universal preferred stock                            (315)             --
                                                                             ------------       ------------
    Net cash provided by financing activities                                   4,571,432              --
                                                                             ------------       ------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                            19,968             17,557
                                                                             ------------       ------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                        (2,250,941)         1,664,808
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                  4,843,579          1,704,989
                                                                             ------------       ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                   $  2,592,638       $  3,369,797
                                                                             ------------       ------------
                                                                             ------------       ------------


RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
  Net income                                                                 $    577,790       $  1,517,302
  Adjustments-
    Depreciation and amortization                                               3,572,293          3,442,251
    Provision for losses on accounts receivable                                    98,618             58,892
    Gain on sale of property, plant and equipment                                  30,966             (3,960)
    Minority interest related to current year earnings                            443,907          1,170,799
  Changes in assets and liabilities-
    (Increase) decrease in:
      Accounts and notes receivable                                            (3,388,405)          (857,657)
      Refundable income taxes                                                    (882,869)         1,553,398
      Inventories                                                                 769,021            287,933
      Prepaid income taxes and other expenses                                     418,617           (206,208)
      Other assets                                                             (1,340,708)          (101,547)
    Increase (decrease) in:
      Accounts payable, customer advances and accrued liabilities              (1,481,608)         1,385,113
      Income taxes payable                                                       (582,562)           101,798
      Deferred income taxes                                                       229,982           (470,000)
      Retirement benefit and benefit obligation                                  (826,541)          (494,309)
                                                                             ------------       ------------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                             $ (2,361,499)      $  7,383,805
                                                                             ------------       ------------
                                                                             ------------       ------------


See accompanying notes to condensed consolidated financial statements.

                               BEST LOCK COMPANIES

                     BEST LOCK CORPORATION AND SUBSIDIARY
   BEST UNIVERSAL LOCK CO. (A NONOPERATING HOLDING COMPANY) AND SUBSIDIARIES
     FRANK E. BEST, INC. (A NONOPERATING HOLDING COMPANY) AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  INTERIM FINANCIAL STATEMENTS

        The accompanying condensed consolidated financial statements have not been audited by independent accountants. In the opinion of the Company's management, the financial statements reflect all adjustments necessary to fairly present the results of operations for the three and nine month periods ended September 30, 1995 and 1994, the Company's financial position at September 30, 1995 and December 31, 1994, and the cash flows for the nine month periods ended September 30, 1995 and 1994.

    Certain notes and other information have been omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the Company's 1994 Form 10-K.

    The results for the three and nine months ended September 30, 1995 are not necessarily indicative of future financial results.

     The condensed consolidated financial statements for each parent company in the Best Lock Companies (the Company) include their respective subsidiaries as indicated below:

                                                           Percent Owned
  Parent Company            Subsidiaries              as of September 30, 1995
  --------------            ------------              ------------------------
Frank E. Best, Inc.     Best Universal Lock Co.                  79%
    (Best)

Best Universal Lock     Best Lock Corporation                    79%
   Co. (Universal)

Best Lock               Best Universal Locks Limited (Canada)   100%
   Corporation (Lock)


2.  INCOME TAXES

     The effective tax rates for the nine months ended September 30, 1995 and 1994 were 40.9 and 26.0 percent, respectively. The effective tax rate in the nine months ended September 30, 1995 is higher than the U.S. Federal statutory rate of 34% due to a higher tax rate in Canada and state income taxes. The lower effective tax rate in the nine months ended September 30, 1994 is primarily due to the generation during 1993 of excess foreign tax credit and certain other credits generated but not used during 1993.

The Company became aware of the availability of these credits during the three months ended September 30, 1994 as a result of the finalization of the 1993 U.S. Federal income tax return. Accordingly, in the three months and nine months ended September 30, 1994, income tax expense was reduced and a deferred tax asset recorded for these credits which the Company expects to utilize prior to their expiration date.

3.  FINANCING AND RELATED PARTY ARRANGEMENTS

    The Company entered into an unsecured line of credit agreement on February 15, 1995. The credit agreement expires on February 15, 2002 and bears interest at a variable rate, based upon the prime rate, LIBOR or the Federal Funds rate, at the Company's election. The variable rate also fluctuates based upon the amounts borrowed under the credit agreement. The Company is subject to the maintenance of certain financial ratio covenants under terms of the credit agreement. The amounts available under this credit agreement are $25,000,000 through February 14, 1998 less $3,750,000 for each one year period thereafter until expiration. Borrowings under the credit agreement are convertible, at the Company's option, into term notes ranging from five to seven years, up through February 14, 1998. The Company borrowed $12,000,000 under this agreement on February 15, 1995. The highest amount outstanding during 1995 has been $14,300,000 on September 28, 1995. The interest on these borrowings is based on LIBOR. The weighted average interest rate since February 15, 1995 has been 7.257%.

4.  REDEMPTION OF BEST UNIVERSAL LOCK CO. STOCK

    On July 1, 1995, Universal redeemed all 63 shares of its outstanding preferred stock at $105 per share plus cumulative dividend, for a total of $7,056.

5.  OUTSTANDING SHARES

     The number of outstanding shares of Universal and Best used in the calculation of earnings per share differs from the number of outstanding shares shown on the cover page of the 10-Q for each of the two companies. The cover page of the 10-Q reflects all shares legally outstanding. The earnings per share disclosures reflect as treasury stock shares held by subsidiaries of Universal and Best that are still legally outstanding, in accordance with generally accepted accounting principles.

6.  RECLASSIFICATIONS

     Certain reclassifications have been made to the condensed consolidated balance sheet and statement of income for the three and nine months ended September 30, 1994 to conform to the current year presentation.

7.  OTHER MATTERS

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

     On February 15, 1995, Lock purchased for cash an 87% non-voting interest in a partnership for $5,582,626. The sole purpose of the partnership, which was newly formed, was to acquire shares of Best and Universal from Walter E. Best and certain other family members and related trusts. The purchase price of the shares was based on the appraised value of such shares as of December 31, 1993 as determined by an independent appraiser. An opinion that the transactions were fair to the Company was rendered by Merrill Lynch, Pierce, Fenner & Smith Incorporated to the Company's Board of Directors. As of February 15, 1995, the partnership owned directly or indirectly 204,053 shares of Best common stock, 8,787 shares of Universal Series A common stock and 11.25 shares of Universal preferred stock. In addition, on February 15, 1995, Lock acquired 6,742 shares of its own common stock at an appraised value of $385.00 per share or $2,595,670.

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

8.  OTHER TREASURY STOCK

     During 1995 the Company acquired shares of Lock, Universal and Best which were accounted for as treasury stock. This treatment resulted in a reduction to shareholders' equity of Lock of $1,175,688, Universal of $101,538 and Best of $80,035. As a result of these transactions, the minority interest of Universal decreased from 23% to 21%.

9.  SUBSEQUENT EVENT

     On October 12, 1995, the Company purchased 17,759 shares of Best Universal Lock Co. and 65,114 shares of Frank E. Best, Inc. for $879,071 and $1,465,065 respectively, from a shareholder of Best Universal Lock Co. and Frank E. Best, Inc. in a privately negotiated transaction. The funds used in making these purchases were borrowed against the unsecured line of credit described in Note 3.

     The Company will account for the purchase of the Universal and Best shares as treasury stock, which will result in a reduction to shareholders' equity of Universal of $2,344,136 and Best of $1,465,065. As a result of these transactions, the minority interest of Best will decrease from 21% to 17%.

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

ANALYSIS OF RESULTS OF OPERATIONS

Sales for the third quarter of 1995 increased $4.7 million (17%) over the same period of 1994. Year to date sales for 1995 are 19% higher than 1994. Sales for the third quarter from the company's distribution division (BLS) increased by approximately $2 million. Increased sales from the manufacturing division (BLM) to independent distributors and Authorized Contract Construction Dealers accounted for the remainder of the third quarter increase. The firm backlog as of September 30, 1995 decreased to $2 million from approximately $6 million at December 31, 1994, as a result of increased emphasis on customer satisfaction and shorter lead times. The decrease in backlog also partially contributed to the $14.8 million increase in sales for the nine months.

The gross profit on sales for the third quarter of 1995 was $500,000 higher than the third quarter of 1994, but decreased to 39.9% of sales, compared to 45.0% in the prior year. The year to date gross profit percentage was 42.6% in 1995 and 46.7% in 1994. Increased sales accounted for approximately $880,000 of the $4.3 million increase in the cost of goods sold for the quarter and $2.9 million of the year to date increase. Increases in the costs of purchased parts and outside labor in the BLM division, mainly attributable to inefficiencies involving the redesign of the Company's lever-handle cylindrical lock, accounted for the remainder of the increase in costs.

Operating income in the third quarter of 1995 declined by $1.2 million (97%) to .1% of net sales from 4.5% for the same period in 1994, mainly due to increases in the cost of goods sold as described above. Selling and administrative expenses increased by $2.2 million, or 21.4%, in the third quarter. The Company has incurred approximately $1.8 million of professional fees in the first nine months of 1995 associated with the implementation of software for the order processing, inventory management, and accounting functions.

Engineering expenses decreased by $522,000 (44.7%) from the third quarter of 1994, due to reductions in personnel associated with the development of certain product lines and lower expenditures for engineering-related professional fees.

The effective tax rates for the nine months ended September 30, 1995 and 1994 were 40.9 and 26.0 percent, respectively. The effective tax in the nine months ended September 30, 1995 is higher than the U.S. Federal statutory rate of 34% due to a higher tax rate in Canada and state income taxes. The lower effective tax rate in the nine months ended September 30, 1994 is primarily due to the generation during 1993 of excess foreign tax credit and certain other credits generated but not used during 1993. The Company became aware of the availability of these credits during the three months ended September 30, 1994 as a result of the finalization of the 1993 U.S. Federal income tax return. Accordingly, in the three months and nine months ended September 30, 1994, income tax expense was reduced and a deferred tax asset recorded for these credits which the Company expects to utilize prior to their expiration date.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital increased by $3.0 million, primarily due to the utilization of the unsecured line of credit to fund severance payments related to the resignations discussed in Note 7 to the condensed consolidated financial statements. These payments also resulted in an improvement in the current ratio from 2.6:1 at December 31, 1994 to 3.1:1 at September 30, 1995. Days sales outstanding decreased to 52 days at September 30, 1995 from 55 days at December 31, 1994 due to an improvement in collections. Inventory turns of 5.6 in 1995 improved significantly from 3.8 turns in 1994.
Inventory levels decreased by $2.5 million in the third quarter of 1995, mainly attributable to decreased quantities on hand.

Capital expenditures for the first nine months of 1995 were $4.5 million. Capital spending is projected to total between $5.0 and $6.0 million for the year. This total includes approximately $3.0 million for enhanced computer systems and related software.

During the first quarter of 1995, the Company borrowed $12 million against an unsecured line of credit to fund the purchase of $8.2 million in treasury stock and to pay severance and accrued vacation as described above. During the third quarter, the Company borrowed an additional $1.7 million. This amount was used to acquire approximately $800,000 of treasury stock and the remainder was borrowed to fund working capital requirements.

The Company plans to meet the remainder of its 1995 working capital and capital expenditure requirements through funds from operations and borrowings under the line of credit.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Reference is made to Item 3 of the Company's Form 10-K for the year ended December 31, 1994. Best Lock Corporation vs. ILCO - Unican Corporation (Federal District Court, Indianapolis, IN, Cause No. IP-93-1092C). This action by the Company against ILCO, a North Carolina corporation, charges ILCO with infringement of Best's patent, trade dress and trademark right in certain patented keys and other keys, and with unfair competition.

On August 18, 1995, the Court entered an "Order on Joint Motion to Amend the Final Judgment and for Dismissal of Remaining Claims" finding for the defendant, Ilco Unican Corporation, relating to the validity of U.S. Patent No. 5,136,869 and U.S. Design Patent No. 327,636; stipulating infringement if the patents had not been held invalid; dismissing with prejudice with respect to Ilco Unican Corporation the remaining claims pertaining to trademark, trade dress and unfair competition brought by the Company; dismissing without prejudice the remaining trademark, trade dress and unfair competition declaratory judgment counterclaims brought by Ilco Unican Corporation and awarding no monetary damages.

On September 18, 1995, the Company filed Notice of Appeal with the Court of Appeals for the Federal Circuit.

If the Court of Appeals for the Federal Circuit upholds the trial court, the Company believes there will be no material adverse impact on the consolidated financial position or results of operations.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

A Form 8-K was filed on March 2, 1995 for each of the companies (Lock, Universal and Best) to reflect the transaction described in Note 7.

                                   SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                        FRANK E. BEST, INC.
                                        -------------------
                                             (Registrant)


Date: November 14, 1995                 By:   /s/ Gregg A. Dykstra
                                                  ----------------
                                              Secretary/Treasurer


                                              /s/ Paula J. Tinkey
                                                  ----------------
                                              Manager of Accounting