Form 10-K
period 1995-12-31
BEST FRANK E INC
filed 1996-04-01
CIK 11806

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                      FORM 10-K

                [ X ]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                     For the fiscal year ended December 31, 1995
                                          OR
              [   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                        of the securities exchange act of 1934
      For the transition period from ___________________ to ___________________

                            Commission file number 0-1490
                                 FRANK E. BEST, INC.
                (Exact name of registrant as specified in its charter)

           DELAWARE                                              35-1142810
 (State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)


P.O. BOX 50444, INDIANAPOLIS, INDIANA                              46250
(Address of principal executive offices)                         (Zip Code)

  Registrant's telephone number, including area code:         (317) 849-2250

             Securities registered pursuant to Section 12(b) of the Act:
Title of each class                    Name of each exchange on which registered
- -------------------                    -----------------------------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   [ ]

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

Indicate the number of shares outstanding of each of the registrant's classes of common, as of February 9, 1996.

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

                                        NONE

                 FRANK E. BEST, INC. (A NONOPERATING HOLDING COMPANY)

                               FORM 10-K ANNUAL REPORT

                                        INDEX



                        Item Number                                  Page
                         and Title                                    No.
                        -----------                                  ----
1   Description of Business                                            3

2   Properties                                                         6

3   Pending Legal Proceedings                                          6

4   Submission of Matters to a Vote of Security Holders                7

5   Market for the Registrant's Common Stock and Related Security-
       Holder Matters                                                  8

6   Selected Financial Data                                            9

7   Management's Discussion and Analysis of Financial Condition
       and Results of Operations                                      11

8   Financial Statements and Supplementary Data                       16

9   Disagreements on Accounting and Financial Disclosure              44

10  Directors and Executive Officers of the Registrant                44

11  Executive Compensation                                            46

12  Security Ownership of Certain Beneficial Owners and Management    50

13  Certain Relationships and Related Transactions                    52

14  Exhibits, Financial Statement Schedules and Reports on Form 8-K   53

    Signatures                                                        54

    Index to Exhibits                                                 55


                                          2

                                        PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

         (a) GENERAL DEVELOPMENT OF BUSINESS. Registrant was organized in 1920 as a Corporation under the laws of the State of Washington and was reincorporated in 1995 under the laws of the State of Delaware. Neither the registrant nor any subsidiary has ever been the subject of any bankruptcy, receivership or similar proceedings. There has not been any material reclassification, merger, consolidation, nor changes in the mode of conducting business of the registrant or of any of its significant subsidiaries during the fiscal year just ended, other than the reincorporation described above.

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


     Name of Class                1995          1994         1993
     -------------                ----          ----         ----
     Door Security Products        68%           67%          67%
     All Others                    32            33           33


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

                       (iii) The raw materials essential to Lock's manufacturing business are standard metals in bar stock of various cross-sectional shapes. Approximately 80% of the shapes are standard and approximately 20% are specially made. The majority of essential raw materials are purchased from three midwestern suppliers. There are no significant problems related to the procurement of raw materials for Lock's manufacturing business, other than the normal forces of supply and demand, possible strikes or other production factors of the suppliers.

                        (iv) Patents and patent rights have been and are a significant factor in Lock's business. Lock has a substantial number of licenses and patent rights relating to the locking art and other mechanical fields, and has engaged in substantial experimental and developmental work in connection with such licenses and patent rights. The first patent rights acquired were related to the Best Universal removable core. A number of the early patent rights licensed or otherwise acquired have expired. Continuing research and development results in patents being issued to Lock on various aspects of its product line. Legal action related to a recent patent was pursued to trial in early 1995, involving design and utility patents on a patented keying system. Reference is made to Item 3 for further discussion. Registrant has several registered trademarks regarding the use of the word 'Best' in association with security products. These are considered important and valuable assets of the company.

                         (v) While there is no particular seasonal factor in
Lock's business, a backlog for its manufacturing business exists for production planning.

                        (vi) There is no unusual working capital requirement by Lock. Normal working capital requirements for inventory and accounts receivable are met through internal funding or borrowings from outside bank sources.

                       (vii) The manufacturing, sourcing, distribution or selling business of Lock is not dependent upon any one single customer, or very few customers, the loss of which would have a material adverse effect on Lock.

                      (viii) Lock's backlog of orders as of the dates shown below are believed to be firm:

    February 9, 1996         $ 4,219,942
    March 15, 1995             6,417,949


                             It is expected that 100% of Lock's backlog on
February 9, 1996 will be filled within the current fiscal year. Lock's sales and order flow do not generally reflect any seasonal fluctuations.

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

                        (xi) Registrant did not expend any funds on research. Lock expended approximately $3,055,000, $3,050,000 and $2,345,000 on research activities relating to the development of new products or the improvement of existing products in the years ending December 31, 1995, 1994 and 1993, respectively.

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

                             Lock estimates it will voluntarily invest
approximately $299,507 during its current and succeeding fiscal year to continue to enhance the Company's overall environmental standards. This amount includes capital expenditures ($30,000) and operating expenses of environmental protection facilities.

                      (xiii) The staff of registrant, being a nonoperating holding corporation, consisted of its directors, officers and their assistants, being five in number. The staff of Lock as of the close of its fiscal year consisted of approximately 497 production and maintenance employees; and 698 office, sales and executive employees.

         (d) FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES. Lock is engaged, through its totally-held subsidiary, Best Universal Locks Limited, in sales in Canada. There are other foreign sales throughout the world. The total of all such foreign sales amounted to approximately 6%, 7% and 7% of Lock's total sales during 1995, 1994 and 1993, respectively. The risk and profitability of such business does not differ substantially from domestic sales.

ITEM 2.  PROPERTIES.

         Registrant and its subsidiary, Best Universal Lock Co., do not own or operate any plants, manufacturing or physical properties. The following is a description of the properties of registrant's subsidiary, Best Lock Corporation and its subsidiary.

         Manufacturing facilities and engineering and executive offices of Lock are located in multi-purpose brick and masonry buildings containing a total of approximately 215,000 square feet of manufacturing space, 30,000 square feet of warehouse space and 57,000 square feet of office space at 6161 East 75th Street, Indianapolis, Indiana. The buildings were built specifically for Lock's use in four major phases in 1958, 1965, 1977 and 1989. Lock is using the majority of the floor space in the premises. The production facilities located on the premises include stamping, drilling, broaching, automatic screw machines and all other equipment used by registrant in its manufacturing business. Lock also maintains an engineering department, masterkey department, general accounting, marketing and executive offices in the office portion of the buildings. These buildings are located on an approximately 50 acre tract of real estate owned in fee simple by Lock.

         Lock and its totally-held subsidiary also occupy corporate sales distribution offices, six of which are owned in fee simple and 24 of which are leased. All properties, both owned and leased, together with the related machinery and equipment contained therein, are considered to be well maintained, in good operating condition and suitable and adequate for present and foreseeable future needs.

ITEM 3.  PENDING LEGAL PROCEEDINGS.

         Best Lock Corporation vs. ILCO - Unican Corporation (Federal District Court, Indianapolis, Cause No. IP 93-1092C). This action by Lock against ILCO, a North Carolina corporation, charged ILCO with infringement of Lock's patent, trade dress and trademark right in certain patented keys and other keys, and with unfair competition.

         On August 18, 1995, the court entered an "Order on Joint Motion to Amend the Final Judgment and for dismissal of Remaining Claims" finding for the defendant, Ilco Unican

Corporation, relating to the validity of U.S. Patent No. 5,136,869 and U.S. Design patent No. 327, 636; stipulating infringement if the patents had not been invalid; dismissing with prejudice with respect to Ilco Unican Corporation the remaining claims pertaining to trademark, trade dress and unfair competition brought by Lock; dismissing without prejudice the remaining trademark, trade dress and unfair competition declaratory judgment counterclaims brought by Ilco Unican Corporation and awarding no monetary damages.

         On September 18, 1995, Lock filed Notice of Appeal with the Court of Appeals for the Federal Circuit.

         If the Court of Appeals for the Federal Circuit upholds the trial court, Lock believes there will be no material adverse impact on the consolidated financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Election of Directors at Annual Shareholder Meeting on October 30, 1995: (A total of 492,293 shares were represented by owner or proxy).

                                         Votes For
                                         ---------
              Russell C. Best            460,317

              Mariea L. Best             460,267

              Gregg A. Dykstra           460,284

              Martin O. Nelson            95,637

         A proposal to accept an Agreement and Plan of Merger to effect a reincorporation in the State of Delaware.

               For      Against        Abstain
               ---      -------        -------
             460,295    31,953          45

         A proposal to ratify and approve the selection of Arthur Andersen LLP as auditors for the year 1995.

               For      Against        Abstain
               ---      -------        -------
             477,638    13,076          45

                                       PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY-HOLDER MATTERS.

         The registrant's stock is classified as over-the-counter, and from time to time may be listed in the National Quotation Bureau, Inc.'s "Pink Sheets." Such quotations may not necessarily represent the value of actual transactions.

         As determined by a third party professional appraiser each year for the purpose of the Best Lock Corporation Stock Bonus Plan, the value of registrant's shares as of December 27, 1995 and December 31, 1994 was $27.94 and $29.36 per share respectively.

         There are 587 shareholders of record of registrant's stock as of February 9, 1996.

         Dividends have been declared and paid annually in the respective amounts of $.53 and $.52 per share. There is no known restriction on registrant's present or future ability to pay such dividends other than the availability of sufficient funds. There is a present expectation that dividends will continue to be paid in the future.

         Registrant is utilizing an independent clearinghouse to facilitate submission of stock deemed to be "abandoned property" under various state laws. During 1995, 1994, and 1993, 507, 0 and 362 shares respectively, were submitted to the appropriate state authorities through this clearinghouse. Such property will be held for various periods of time as required by each state prior to being placed on the market for disposition.

ITEM 6.   Selected Financial Data.
                                                                    Page 1 of 2

       FRANK E. BEST, INC. (A NONOPERATING HOLDING COMPANY) AND SUBSIDIARIES
                  CONSOLIDATED SUMMARY OF SELECTED FINANCIAL DATA
                FOR THE YEARS ENDED DECEMBER 31, 1995 THROUGH 1991

- -------------------------------------------------------------------------------

The following consolidated summary of selected financial data should be read in conjunction with the accompanying notes to consolidated financial statements:



                                         1995                1994                1993                1992                1991
                                         ----                ----                ----                ----                ----

Net sales                          $ 118,546,487         $104,669,003         $98,895,807         $84,865,287         $74,752,175

Net income (loss) before
  cumulative effect of change
  in accounting principle              (2,752,138)          1,153,290             497,628           1,358,354           2,378,473
Net income                             (2,752,138)          1,153,290             865,024           1,358,354           2,378,473
Total assets                           67,832,095          70,961,235          64,132,055          62,290,288          61,911,630
Long-term obligations
  (excluding deferred taxes)           19,067,424           4,444,971           4,745,065           4,552,378           2,228,349
Common stock redeemable under
  Stock Bonus Plan                              -           2,288,171                   -                   -                   -


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

                   CONSOLIDATED SUMMARY OF SELECTED FINANCIAL DATA
                  FOR THE YEARS ENDED DECEMBER 31, 1995 THROUGH 1991

- ------------------------------------------------------------------------------


                                                               1995           1994           1993           1992           1991
                                                               ----           ----           ----           ----           ----

Earnings (loss) per share of common stock:
   Best Lock Corporation and Subsidiary
      (121,653.85 shares outstanding in 1995;
      131,185.85 shares outstanding in 1994;
      131,238.85 shares outstanding each year 1993-1991) -
         Net income (loss) before cumulative effect of
            change in accounting principle                  $  (33.88)      $  16.83        $  8.76       $  18.73       $  32.32
         Cumulative effect of SFAS 109 Accounting
            for Income Taxes                                $    0.00       $   0.00        $  4.95       $   0.00       $   0.00
                                                            ----------      ---------       --------      ---------      ---------
         Net income (loss)                                  $  (33.88)      $  16.83        $ 13.71       $  18.73       $  32.32
                                                            ----------      ---------       --------      ---------      ---------
                                                            ----------      ---------       --------      ---------      ---------

   Best Universal Lock Co. and Subsidiaries
      (Series A - 86,469 shares and Series B - 300,000
      shares outstanding each year) -
         Series A -
         Net income (loss)                                  $   (9.95)      $   3.92         $ 3.30        $  4.57        $  7.95
                                                            ----------      ---------       --------      ---------      ---------
                                                            ----------      ---------       --------      ---------      ---------

         Series B -
         Net income (loss)                                  $   (9.95)      $   3.92         $ 3.30        $  4.57        $  7.95
                                                            ----------      ---------       --------      ---------      ---------
                                                            ----------      ---------       --------      ---------      ---------

   Frank E. Best, Inc. and Subsidiaries
     (598,710 shares outstanding each year) -
         Net income (loss)                                  $   (6.43)      $   1.93         $ 1.45        $  2.27        $  3.97
                                                            ----------      ---------       --------      ---------      ---------
                                                            ----------      ---------       --------      ---------      ---------

Dividends per share:
   Best Lock Corporation, common                            $    5.41        $  5.40         $ 5.00        $  4.90        $  4.70
                                                            ----------      ---------       --------      ---------      ---------
                                                            ----------      ---------       --------      ---------      ---------

   Best Universal Lock Co.
     Preferred (7% cumulative)                              $    7.00        $  7.00         $ 7.00        $  7.00        $  7.00
                                                            ----------      ---------       --------      ---------      ---------
                                                            ----------      ---------       --------      ---------      ---------
     Series A Common (Note 2)                                    1.67           1.66           1.63           1.61           1.59
                                                            ----------      ---------       --------      ---------      ---------
                                                            ----------      ---------       --------      ---------      ---------
     Series B Common (Note 2)                                    1.10           1.09           1.06           1.04           1.02
                                                            ----------      ---------       --------      ---------      ---------
                                                            ----------      ---------       --------      ---------      ---------

   Frank E. Best, Inc. Common                               $   0.53         $  0.52         $ 0.51        $  0.49        $  0.47
                                                            ----------      ---------       --------      ---------      ---------
                                                            ----------      ---------       --------      ---------      ---------


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

RESULTS OF OPERATIONS - 1995 VS. 1994

The Company experienced record sales of $118.5 million in 1995, up 13% from 1994. Improved sales volume both at the Best Locking Systems Division and at the Best Lock Manufacturing Division, as well as a decrease in the backlog at Best Lock Manufacturing, attributed to the increase in sales. Higher material costs significantly impacted the gross margin for 1995, which decreased from 47.5% of sales to 40.6%. Approximately $1.8 million of the increase in material costs was related to the redesign of the Company's 9K lever handle lock, which occurred in late 1994. The Company did not increase the price of this product to its customers, even though the standard cost per unit increased by approximately 18% due to the redesign. A task force has been formed for the purpose of decreasing costs related to the production of the 9K lock by mid-1996. Higher scrap rates in the production of this product were also experienced during 1995, which increased costs by approximately $1.0 million.
In addition, the Company disposed of obsolete inventory during the year of approximately $2.1 million. Salaries, wages and fringe benefits associated with the manufacture of products increased by approximately $1.9 million during 1995.

Selling, general and administrative, and engineering costs increased by $7.3 million over 1994. During the fourth quarter, the Company announced a restructuring plan with the goal of significantly reducing payroll-related expenses. The provisions of the plan include early retirement as well as voluntary and involuntary separation for employees in certain job classifications, mostly non-production related. The Company recorded a $3.1 million restructuring charge for anticipated separation and facilities closing costs associated with this plan. Professional fees were higher than the prior year by $3.0 million, mainly attributable to assistance required for the development and installation of new software for the order fulfillment, accounts payable, and general ledger functions. This software was put into production during the third quarter of 1995 and the first quarter of 1996. Higher sales commissions of $485,000, due to higher sales and a change in commission rates, and increased travel expenses of $366,000 accounted for the remainder of the increase in selling, general and administrative and engineering expenses.

Research and development expenditures totaled $3.1 million during 1995, a slight increase over 1994. The Company began marketing its electronic access security product during the fourth quarter of the year. Other research and development expenditures related to the development of computer software for internal use.

As a result of the factors described above, operating income decreased by $8.9 million, or 7.5% of sales, to a loss of $6.1 million for 1995. Interest expense increased by $863,000, due to borrowings against a bank line of credit. Proceeds from the borrowings were used to finance the purchase of an interest in Best Lock Partnership (a newly-formed partnership created for the purpose of acquiring shares of Best and Universal from Walter E. Best and certain other family members and trusts) and for the payment of severance, vacation and bonus payments to Walter E. Best, Robert W. Best, Richard E. Best, Marshall W. Best and Edwina McLemore in exchange for their resignations. $1.2 million of the proceeds from the borrowings was also used for payment in exchange for covenants not to compete from Walter E. Best, Robert W. Best, Richard E. Best, and Marshall W. Best.

Other income increased by $748,000 from 1994 to 1995. During 1994, the Company accrued $701,000 of professional fees relating to the settlement of claims arising from a derivative action against it by a director, as well as all claims against the Chief Executive Officer and another officer. These expenses were reflected in other income (expense) in 1994.

Net income decreased by $6.4 million to a loss of $4.2 million, or 3.5% of sales in 1995. Income tax benefit was 35.9% of the loss before tax in 1995. For 1994, income tax expense was 8.1% of the income before tax, mainly due to the generation of tax credits during 1993 that the company recognized in 1994.

RESULTS OF OPERATIONS - 1994 VS. 1993

The Company's net sales for 1994 increased 6% over 1993, primarily due to improved sales volume related to the recognition of a full year of sales for sales offices that began operations during 1993. The gross margin improved to 47.5% of sales from 43.0% in 1993, due to the overall higher level of retail sales at the distribution level. The Company also negotiated a three year purchase agreement with its major brass supplier to keep materials costs consistent with 1993 while the market price for brass, the largest raw material component of its products, increased approximately 11%.

Salaries and wages were $4.3 million higher than 1993 levels, due primarily to a charge of $2.3 million in the fourth quarter for anticipated employee-related
expenses related to restructuring plans.   The restructuring, which was
partially completed on February 15, 1995, included the resignation of Walter E. Best, Chairman of the Board and President, as well as the resignations of Richard E. Best and Marshall W. Best, both Vice Presidents of the Company. Expansion of the Company's sales distribution offices during 1993, when only a partial year of operating expenses were recognized, also resulted in an increase in salaries and wages during 1994. Employee benefit costs increased $2 million over 1993 due to (1) higher health insurance claims costs, a portion of which the company is self-funding; (2) a change in the assumptions used in calculating the present value of the retirement benefit for the former President, Walter E. Best, which increased expense by $900,000; and (3) a change in the discount rate used to calculate the actuarial present value of the accumulated retirement benefit obligation. This change in the discount rate, from 7 1/2% in 1993 to 8% in 1994, resulted in a reduction in expense of $434,000.

Total selling, general and administrative and engineering expenses increased
$6.3 million, or 15.5% over 1993.   Reductions in bad debt expense of $500,000
and lower repairs and utilities expenditures of $500,000 partially offset the increase in salaries and benefits costs described above. Professional fees increased by $1.1 million as the Company sought assistance in selecting software for the order processing, inventory management, and accounting functions as well as for other special projects.

Net income of $2.2 million increased 23% over 1993 to 2% of sales. Income taxes decreased by $686,000 to 8% of income before taxes, due to the generation during 1993 of certain tax credits of approximately $656,000 that the Company recorded in 1994.

On February 15, 1995, the Company settled a derivative action that had been threatened by a director during the third quarter of 1994. Expenses related to the settlement of the threatened litigation increased other non-operating expenses by $701,000 during 1994.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The Company's current ratio was 2.0 at December 31, 1995, compared to 2.6 at December 31, 1994. Cash and cash equivalents decreased by $3.4 million during 1995, as excess cash was used to purchase treasury stock and for increased levels of capital expenditures. The current ratio was also affected by an increase in current liabilities of $2.2 million due to the $3.1 million charge for restructuring expenses.

The Company's continued emphasis on inventory management and backlog reduction resulted in a decrease in inventory of $3.2 million. Finished goods inventory in the corporate owned sales distribution facilities and at the manufacturing plant decreased by $1.6 million from 1994. Raw material and work-in-process inventory at the manufacturing plant also decreased by $1.6 million.

Property, plant and equipment additions increased by $1.7 million to $5.6 million in 1995 from the 1994 total of $3.9 million. Approximately $3.7 million of the 1995 capital expenditures related to the installation of enhanced computer systems and related software. Capital expenditures for 1996 are expected to be in the $4 million range, which includes approximately $2.3 million for improvements to manufacturing equipment.

Total liabilities increased by $16.7 million from 1994 to 1995, mainly due to increased borrowings of $15.2 million. Other accrued expenses decreased by $626,000 due to the payment of professional fees related to the settlement of a derivative action against the Company by a director.

The Company desires to retain its strong credit rating, and therefore pays all vendors according to terms and takes all discounts offered.

Cash provided by operating activities decreased to $1.4 million in 1995, compared with $11.0 million in 1994 and $5.4 million in 1993. The $9.6 million decrease was due primarily to the decrease in net income of $6.4 million. The remainder of the decrease was a result of the change in cash used for working capital purposes.

During 1995, the Company negotiated a $25 million bank line of credit for the purpose of acquiring an interest in Best Lock Partnership. On February 15, 1995, $12.0 million was borrowed under the line of credit in order to finance this transaction. As of December 31, 1995, $15.0 million was outstanding.
The additional $3.0 million borrowed during 1995 was used to purchase treasury stock. The remainder of the line remains available for additional funds, if required. The Company expects to repay the loan from current operating funds. The Company also believes that the amounts available from operating cash flows and under the line of credit will be sufficient to meet its expected cash needs, including planned capital expenditures.

While not having a material impact on the current level of sales, the growth potential of future sales may be affected by the outcome of the following action. Best Lock Corporation vs. ILCO - Unican Corporation (Federal District Court, Indianapolis, Cause No. IP 93-1092C). This action by the Company against ILCO, a North Carolina corporation, charged ILCO with infringement of the Company's trade dress and trademark right in certain patented keys and other keys, and with unfair competition. On August 18, 1995, the Court entered an "Order on Joint Motion to Amend the Final Judgment and for Dismissal of Remaining Claims" finding for the defendant, Ilco Unican Corporation, relating to the validity of U.S. Patent No. 5,136,869 and U.S. Design Patent No. 327,636; stipulating infringement if the patents had not been held invalid; dismissing with prejudice with respect to Ilco Unican Corporation the remaining claims pertaining to trademark, trade dress and unfair competition brought by the Company;

dismissing without prejudice the remaining trademark, trade dress and unfair competition declaratory judgment counterclaims brought by Ilco
Unican Corporation and awarding no monetary damages. On September 18, 1995, the Company filed Notice of Appeal with the Court of Appeals for the Federal Circuit.

OTHER

Foreign sales decreased to approximately 6% of total sales during 1995, from 7% in 1994 and 1993. The profit on these sales improved by approximately $250,000 during 1995.

The firm backlog of approximately $4.2 million as of February 9, 1996 is $2.2 million lower than the prior year. The Company significantly reduced its backlog during 1995 by re-engineering certain processes in the manufacturing, assembly and shipping areas. The Company is continuing to focus on customer satisfaction in the areas of delivery and service, which will result in shorter lead times.

The Company has not experienced any unusual inflation in its purchases or sales for the years 1995, 1994, or 1993.

The Company has not had and does not expect to incur any significant future environmental liability.

                                 This page not used.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

(a)  1.  Financial Statements:

         Report of Independent Public Accountants

         Corporate Balance Sheets, December 31, 1995 and 1994

         Corporate Statements of Cash Flows for the Years Ended December 31, 1995, 1994 and 1993

         Consolidated Balance Sheets, December 31, 1995 and 1994

         Consolidated Statements of Income (Loss) for the Years Ended December 31, 1995, 1994 and 1993

         Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 1995, 1994 and 1993

         Consolidated Statements of Cash Flows for the Years Ended December 31, 1995, 1994 and 1993

         Notes to Consolidated Financial Statements

         Schedules Supporting Consolidated Financial Statements

         Schedule
          Number
         --------
              II   Valuation and Qualifying Accounts - Corporate and
                     Consolidated - for the Years Ended December 31, 1995, 1994 and 1993

             III   Investments in, Equity in Earnings of, and Dividends
                     Received From Affiliates and Other Persons - for the Years Ended December 31, 1995, 1994 and 1993

                       REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Shareholders of Frank E. Best, Inc.:

We have audited the accompanying corporate balance sheets of FRANK E. BEST, INC. (a Delaware corporation) as of December 31, 1995 and 1994, and the related corporate statements of cash flows for each of the three years in the period ended December 31, 1995 and the accompanying consolidated balance sheets of FRANK E. BEST, INC. AND SUBSIDIARIES as of December 31, 1995 and 1994, and the related consolidated statements of income (loss), shareholders' equity and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of FRANK E. BEST, INC. and FRANK E. BEST, INC. AND SUBSIDIARIES as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.

As explained in Note 1 to the consolidated financial statements, effective January 1, 1993, the Company changed its method of accounting for income taxes.

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

                                                      ARTHUR ANDERSEN LLP

Indianapolis, Indiana,
March 11, 1996.

              FRANK E. BEST, INC. (A NONOPERATING HOLDING COMPANY)
                               CORPORATE BALANCE SHEETS
- --------------------------------------------------------------------------------

                                                         December 31
                                             --------------------------------
                                                  1995                1994
                                              -----------         ------------
ASSETS
  Current assets
    Cash                                     $     23,545        $     27,731
    Other assets                                        1                   1
                                             ------------        ------------
      Total current assets                         23,546              27,732

  Investment in subsidiary at
  underlying book value, eliminated
  in consolidation (Note 1) (Schedule III)     25,087,699          28,142,427
                                             ------------        ------------
                                             $ 25,111,245        $ 28,170,159
                                             ------------        ------------
                                             ------------        ------------
LIABILITIES AND SHAREHOLDERS' EQUITY
  Accounts payable                           $         -         $          -
  Other liabilities                                27,643              18,070
  Advances from subsidiary, eliminated
  in consolidation                                111,803              95,396
                                             ------------         -----------
     Total liabilities                            139,446             113,466

SHAREHOLDERS' EQUITY
  Common stock, $1 par value, 600,000
   shares authorized and issued,
   598,710 shares outstanding                     598,710             598,710
   Capital surplus                                 77,972              77,972
                                             ------------         -----------
      Total capital stock                         676,682             676,682
                                             ------------         -----------

  Accumulated earnings
   Balance at beginning of year                27,491,946          26,688,607
                                             ------------         -----------
   Net income
    Equity in income (loss) of Universal
      Consolidated, eliminated in
      consolidation (Note 1)                  (3,212,290)           1,175,699
    Corporate expense, net                       (42,848)              22,409
                                             ------------         -----------
  Total net income (loss)                     (3,255,138)           1,153,290
                                             ------------         -----------
   Cash dividends paid ($.53 in 1995
     and $.52 in 1994)                          (317,316)           (311,330)
   Difference between dividends of Series
     A and Series B common shareholders
     of Best Universal Lock Co. (Note 2)         (38,622)            (38,621)
                                             ------------         -----------
   Balance at end of year                      23,880,870          27,491,946
                                             ------------         -----------

   Cumulative translation adjustment             (88,753)           (111,935)
                                             ------------         -----------
    Total shareholders' equity                 24,468,799          28,056,693
                                             ------------         -----------
      Total liabilities and shareholders'
        equity                               $24,608,245          $28,170,159
                                             ------------         -----------
                                             ------------         -----------


The accompanying notes to consolidated financial statements are an integral part of these statements.

               FRANK E. BEST, INC. (A NONOPERATING HOLDING COMPANY)
                        CORPORATE STATEMENTS OF CASH FLOWS
- --------------------------------------------------------------------------------

                                                                        -----------------------------------------------------
                                                                                          Year Ended December 31
                                                                        ------------------------------------------------------
                                                                              1995                 1994               1993
                                                                         -------------        -------------      -------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Cash received from customers                                           $           -        $          -       $           -
  Cash paid to suppliers                                                       (16,870)            (22,032)           (106,448)
  Dividend received from subsidiary                                            330,000             327,000             318,000
  Interest received                                                                  -                   -                   -
  Interest paid                                                                      -                   -                   -
  Income taxes paid                                                                  -             (24,500)             (9,323)
                                                                          -------------        ------------       -------------
    Net cash provided by operating activities                                  313,130             280,468             202,229
                                                                          -------------        ------------       -------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Note receivable from subsidiary                                                    -                   -                   -
  Dividend payments                                                           (317,316)           (311,330)           (305,342)
                                                                          -------------        ------------       -------------
    Net cash used in financing activities                                     (317,316)           (311,330)           (305,342)
                                                                          -------------        ------------       -------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                         (4,186)            (30,862)           (103,113)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                  27,731              58,593             161,706
                                                                          -------------        ------------       -------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                 $      23,545        $     27,731       $      58,593
                                                                          -------------        ------------       -------------
                                                                          -------------        ------------       -------------


RECONCILIATION OF NET INCOME (LOSS) TO NET CASH PROVIDED
 BY OPERATING ACTIVITIES
  Net income (loss)                                                      $     (42,848)       $    (22,409)      $    (125,438)
  Adjustments-
    Dividend received from subsidiary                                          330,000             327,000             318,000
  Changes in assets and liabilities-
    Increase (decrease) in
      Accounts payable and accrued expenses                                      9,562             (17,323)              1,526
      Income taxes payable                                                      16,416              (6,800)              8,141
                                                                          -------------        ------------       -------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                $     313,130        $    280,468       $     202,229
                                                                          -------------        ------------       -------------
                                                                          -------------        ------------       -------------


The accompanying notes to consolidated financial statements are an integral part of these statements.

    FRANK E. BEST, INC. (A NONOPERATING HOLDING COMPANY) AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

- --------------------------------------------------------------------------------

                                                           December 31
                                                 ----------------------------
                                                      1995             1994
                                                 ------------    ------------
CURRENT ASSETS

   Cash and cash equivalents (Note 1)            $  1,413,372    $  4,843,579
   Trade receivables
      Direct                                       11,878,119      11,680,289
      Sales representatives and other               1,893,871      12,688,434
      Allowance for uncollectible accounts           (263,559)       (244,829)
   Estimated refundable income taxes                2,628,103         141,708
   Current portion of notes receivable (Note 15)       14,895          81,987
   Inventories (Notes 1 and 4)                     11,383,058      14,579,058
   Deferred income taxes  (Notes 1 and 5)           4,239,578       3,566,922
   Other prepaid expenses                             379,906         152,342
                                                 -------------   -------------
         Total current assets                      33,567,343      37,489,490
                                                 -------------   -------------

PROPERTY, PLANT AND EQUIPMENT, at cost
  (Notes 1 and 3)

   Land and buildings                              14,037,266      13,770,826
   Machinery and equipment                         28,694,247      29,478,143
   Tooling                                          8,423,818       8,090,184
   Furniture, fixtures and other                    9,927,645       8,342,633
   Construction work-in-progress                    2,473,290         975,301
                                                 -------------   -------------
                                                   63,556,266      60,657,087
   Less - accumulated depreciation                (33,734,786)    (30,519,725)
                                                 -------------   -------------
         Total property, plant and equipment       29,821,480      30,137,362
                                                 -------------   -------------

OTHER ASSETS
   Long-term notes receivable (Note 15)             3,358,972       3,280,333
   Other assets                                     1,084,300          54,050
                                                 -------------   -------------

         Total assets                            $ 67,832,095     $70,961,235
                                                 -------------   -------------
                                                 -------------   -------------

The accompanying notes to consolidated financial statements are an integral part of these statements.

        FRANK E. BEST, INC. (A NONOPERATING HOLDING COMPANY) AND SUBSIDIARIES

                             CONSOLIDATED BALANCE SHEETS


                                                                          December 31
                                                                --------------------------------------
                                                                      1995                    1994
                                                                ---------------        ----------------
CURRENT LIABILITIES
   Notes payable                                                $        2,500           $        2,500
   Current portion of retirement benefit obligations                 1,362,431                1,381,967
   Trade accounts payable                                            3,487,402                1,641,302
   Customer advances                                                 1,433,801                1,501,304
   Accrued liabilities
      Income taxes                                                     478,185                  941,064
      Property and other taxes                                         976,765                  960,153
      Payroll and vacation pay                                       4,225,317                3,918,751
      Accrued restructuring (Note 14)                                3,462,508                2,394,593
      Accrued medical claims                                           970,000                  850,000
      Other                                                            219,252                  862,044
                                                                --------------           --------------
         Total current liabilities                                  16,618,161               14,453,678
                                                                --------------           --------------

LONG-TERM DEBT (Note 7)                                             15,197,079                   -
RETIREMENT BENEFIT OBLIGATION (Note 10)                              3,870,345                4,444,971
DEFERRED INCOME TAXES (Notes 1 and 5)                                2,120,957                2,269,369
                                                                --------------           --------------
         Total liabilities                                          37,806,592               21,168,018
                                                                --------------           --------------

MINORITY INTEREST IN SUBSIDIARIES                                   14,503,728               21,736,524
                                                                --------------           --------------

COMMON STOCK REDEEMABLE UNDER STOCK BONUS PLAN (Note 8)                -                      2,288,171
                                                                --------------           ---------------

SHAREHOLDERS' EQUITY
   Common stock, $1 par value, 600,000 shares
      authorized and issued, 598,710 outstanding                       598,710                  598,710
   Capital surplus                                                      77,972                   77,972
                                                                --------------           --------------
      Total capital stock                                              676,682                  676,682

   Accumulated earnings                                             23,880,870               27,491,946

   Cumulative translation adjustment (Note 1)                          (88,753)                (111,935)

   Common stock redeemable under Stock Bonus Plan (Note 8)                  -                (2,288,171)

   Treasury stock                                                   (8,946,974)                  -
                                                                --------------           --------------
         Total shareholders' equity                                 15,521,825               25,768,522
                                                                --------------           --------------

         Total liabilities and shareholders' equity             $   67,832,095          $    70,961,235
                                                                --------------           --------------
                                                                --------------           --------------


The accompanying notes to consolidated financial statements are an integral part of these statements.

                                 BEST LOCK COMPANIES
                         BEST LOCK CORPORATION AND SUBSIDIARY
     BEST UNIVERSAL LOCK CO. ( A NON-OPERATING HOLDING COMPANY) AND SUBSIDIARIES
        FRANK E. BEST, INC. (A NON-OPERATING HOLDING COMPANY) AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME (LOSS)



                                                                                           Year Ended December 31
                                                                        ------------------------------------------------------
                                                                                1995             1994                 1993
                                                                        ---------------    ---------------      --------------
NET SALES                                                               $   118,546,487     $  104,669,003       $  98,895,807

OPERATING EXPENSES
   Cost of Goods Sold                                                        70,380,467         54,913,711          56,361,196
   Selling                                                                   30,349,379         26,766,914          24,919,160
   General and Administrative                                                21,554,232         16,434,727          12,661,743
   Engineering, research and development                                      2,336,673          3,775,743           3,085,631
                                                                        ---------------     --------------       -------------
      Total operating expenses                                              124,620,751        101,891,095          97,027,730
                                                                        ---------------     --------------       -------------

OPERATING INCOME (LOSS)                                                      (6,074,264)         2,777,908           1,868,077

   Interest expense                                                            (870,062)            (6,809)            (47,510)
   Other income (expense), net                                                  380,427           (367,685)            210,609
                                                                        ---------------     --------------       -------------
INCOME (LOSS) before provision for income taxes                              (6,563,899)         2,403,414           2,031,176

   Provision (benefit) for income taxes (Note 5)                             (2,359,401)           195,259             881,658
                                                                        ---------------     --------------       -------------
NET INCOME (LOSS) before cumulative effect of change in
   accounting principle                                                      (4,204,498)         2,208,155           1,149,518

   Cumulative effect of change in accounting principle (Note 1)                    -                  -                650,000
                                                                        ---------------     --------------       -------------
NET INCOME (LOSS), Best Lock Corporation and Subsidiary                      (4,204,498)         2,208,155           1,799,518

   Minority interest in net (income) loss, Best Lock Corporation
    and Subsidiary                                                              521,623          (653,892)            (489,289)
   Corporate - Best Universal Lock Co. expense                                  (55,600)          (39,332)             (34,352)
                                                                        ---------------     --------------       -------------
NET INCOME (LOSS), Best Universal Lock Co. and Subsidiaries                  (3,738,475)        1,514,931            1,275,877

   Minority interest in net (income) loss, Best Universal
     Lock Co. and Subsidiaries                                                1,029,185          (339,232)            (285,415)
   Corporate - Frank E. Best, Inc. expense                                      (42,848)          (22,409)            (125,438)
                                                                        ---------------     --------------       -------------
NET INCOME (LOSS), Frank E. Best, Inc. and Subsidiaries                 $    (2,752,138)    $   1,153,290        $     865,024
                                                                        ---------------     --------------       -------------
                                                                        ---------------     --------------       -------------


                                                                                       Best Universal Lock Co.
                                                                      Best Lock       -------------------------       Frank E.
Earnings (loss) per common share:                                     Corporation      Series A        Series B      Best, Inc.
                                                                     ------------     -------------   ----------     -----------
1995                                                                 $     (33.88)    $      (9.95)   $    (9.95)    $      (6.43)
                                                                     ------------     ------------    ----------     ------------
                                                                     ------------     ------------    ----------     ------------
1994                                                                 $      16.83     $       3.92    $     3.92     $       1.93
                                                                     ------------     ------------    ----------     ------------
                                                                     ------------     ------------    ----------     ------------


1993:
Income before cumulative effect of change in accounting principle    $       8.76     $       2.08    $     2.08     $       0.83
Cumulative effect on prior years of adopting
       SFAS 109 "Accounting for Income Taxes"                                4.95             1.22          1.22             0.62
                                                                     ------------     ------------    ----------     ------------
NET INCOME (LOSS)                                                    $      13.71     $       3.30    $     3.30     $       1.45
                                                                     ------------     ------------    ----------     ------------
                                                                     ------------     ------------    ----------     ------------

Weighted average shares outstanding:
1995                                                                   124,114.13        75,669.87     300,000.00     427,806.72
                                                                     ------------     ------------    -----------    -----------
                                                                     ------------     ------------    -----------    -----------
1994                                                                   131,235.37        86,469.00     300,000.00     598,710.00
                                                                     ------------     ------------    -----------    -----------
                                                                     ------------     ------------    -----------    -----------
1993                                                                   131,238.85        86,469.00     300,000.00     598,710.00
                                                                     ------------     ------------    -----------    -----------
                                                                     ------------     ------------    -----------    -----------



The accompanying notes to consolidated financial statements are an integral part of these statements.

        FRANK E. BEST, INC. (A NONOPERATING HOLDING COMPANY) AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                                                                 December 31
                                                           ------------------------------------------------------
                                                                1995                1994                  1993
                                                           ------------        --------------      --------------
COMMON STOCK, $1 par value, 600,000 shares
  authorized and issued, 598,710 shares outstanding        $    598,710         $    598,710        $      598,710

CAPITAL SURPLUS                                                  77,972               77,972                77,972
                                                           -------------       -------------        --------------
      Total capital stock                                       676,682              676,682               676,682
                                                           -------------       -------------        --------------

ACCUMULATED EARNINGS
   Balance at beginning of year                              27,491,946           26,688,607            26,167,544
   Net income (loss)                                         (2,752,138)           1,153,290               865,024
                                                               (503,000)             -                       -
   Cash dividends (see below)                                  (317,316)            (311,330)             (305,340)
   Difference between dividends of Series A and
      Series B common shareholders of Best Universal
      Lock Co.                                                  (38,622)             (38,621)              (38,621)
                                                           -------------       -------------        --------------
   Balance at end of year                                    23,880,870           27,491,946            26,688,607
                                                           -------------       -------------        --------------

CUMULATIVE TRANSLATION ADJUSTMENT                               (88,753)            (111,935)              (61,363)

COMMON STOCK REDEEMABLE UNDER STOCK BONUS PLAN (Note 8)           -               (2,288,171)                -

TREASURY STOCK
   Balance at beginning of year                                   -                   -                      -
   Shares purchased                                          (8,946,974)              -                      -
                                                           -------------       -------------        --------------
   Balance at end of year                                    (8,946,974)              -                      -
                                                           -------------       -------------        --------------
      Total shareholders' equity                           $ 15,521,825         $ 25,768,522        $   27,303,926
                                                           -------------       -------------        --------------
                                                           -------------       -------------        --------------

Cash dividends per share:                                  $       0.53          $      0.52         $        0.51
                                                           -------------       -------------        ---------------
                                                           -------------       -------------        ---------------



The accompanying notes to consolidated financial statements are an integral part of these statements.

        FRANK E. BEST, INC. (A NONOPERATING HOLDING COMPANY) AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS




                                                                                         Year Ended December 31
                                                                     --------------------------------------------------------
                                                                             1995                1994                1993
                                                                     -----------------   ----------------    ----------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Cash received from customers                                       $     119,115,865   $    103,456,897    $     95,602,653
  Cash paid to suppliers and employees                                    (117,097,616)       (92,594,751)        (88,750,517)
  Interest received                                                            494,908            137,171              78,190
  Interest paid                                                               (761,831)            (3,353)            (48,065)
  Income taxes (paid) refunded                                              (1,460,682)           (53,856)         (1,636,768)
                                                                     -----------------   ----------------    ----------------
    Net cash provided by operating activities                                  290,644         10,942,108           5,245,493
                                                                     -----------------   ----------------    ----------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Dividend receipts                                                              -                  -                   -
  Proceeds from sale of property, plant and equipment                           88,383            167,790              34,654
  Capital expenditures                                                      (4,543,267)        (3,895,823)         (4,738,876)
  Note receivable from an officer                                                -             (3,400,000)              -
                                                                     -----------------   ----------------    ----------------
    Net cash used in investing activities                                   (4,454,884)        (7,128,258)         (4,704,222)
                                                                     -----------------   ----------------    ----------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Borrowings against unsecured line of credit                               29,064,607              -                   -
  Payments on unsecured line of credit                                     (14,100,000)             -                   -
  Purchase of treasury stock                                               (13,793,834)           (20,405)              -
  Redemption of preferred stock                                                 (6,300)             -                   -
  Dividend payments                                                           (437,904)          (647,995)           (625,139)
  Premium paid on redemption of preferred stock                                   (315)             -                   -
                                                                     -----------------   ----------------    ----------------
    Net cash provided by (used in) financing activities                        726,254           (668,400)           (625,139)
                                                                     -----------------   ----------------    ----------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                          7,779             (6,860)            (24,894)
                                                                     -----------------   ----------------    ----------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                     (3,430,207)         3,138,590            (108,762)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                               4,843,579          1,704,989           1,813,751
                                                                     -----------------   ----------------    ----------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                             $       1,413,372   $      4,843,579    $      1,704,989
                                                                     -----------------   ----------------    ----------------
                                                                     -----------------   ----------------    ----------------


RECONCILIATION OF NET INCOME (LOSS) TO NET CASH
 PROVIDED BY OPERATING ACTIVITIES
  Net income (loss)                                                  $      (2,752,138)  $      1,153,290    $        865,024
  Adjustments-
    Depreciation and amortization                                            4,904,810          4,364,558           4,057,571
    Provision for losses on accounts receivable                                117,417             38,413             503,023
    (Gain) loss on sale of property, plant and equipment                        83,408             (4,875)             18,304
    Minority interest related to current year earnings                      (1,550,808)           993,124             774,701
  Changes in assets and liabilities-
    (Increase) decrease in
      Accounts and notes receivable                                            600,453           (703,419)         (3,071,111)
      Refundable income taxes                                                2,559,696          1,484,991            (887,465)
      Inventories                                                            3,226,858           (139,575)          1,843,195
      Prepaid and other expenses                                              (900,220)        (1,860,533)             99,677
      Other assets                                                          (1,453,288)           127,582             (37,461)
    Increase (decrease) in
      Accounts payable, customer advances and accrued liabilities            1,707,866          4,968,206             912,317
      Income taxes payable                                                    (391,444)           676,421              97,963
      Deferred income taxes                                                   (148,412)          (125,857)           (406,307)
      Retirement benefit and benefit obligation                               (594,162)           (30,218)            476,062
                                                                     -----------------   ----------------    ----------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                            $         290,644   $     10,942,108    $      5,245,493
                                                                     -----------------   ----------------    ----------------
                                                                     -----------------   ----------------    ----------------


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

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

    a.   NATURE OF BUSINESS
         The principal business of the Best Lock Companies is the manufacture or sourcing, distribution and sale of access control products and services.

    b.   PRINCIPLES OF CONSOLIDATION
         The consolidated financial statements for each parent company in the Best Lock Companies include their respective subsidiaries as indicated below:

                                                                       Percent
         Parent Company              Subsidiaries                       Owned
         --------------              ------------                       -----

       Frank E. Best, Inc.        Best Universal Lock Co.                 83%
                (Best)

       Best Universal Lock        Best Lock Corporation                   79%
         Co. (Universal)

       Best Lock                  Best Universal Locks Limited (Canada)  100%
         Corporation (Lock or the Company)

       All significant intercompany accounts, investments and transactions have been eliminated in the consolidations.

       Best and Universal, other than their investment in subsidiaries, have no significant assets or liabilities.

       Best, Universal and Lock file separate federal income tax returns, as these entities are not eligible to file on a consolidated basis.

    c. CASH EQUIVALENTS
       The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Cash equivalents are stated at cost, which approximates market value. Cash equivalents consist of government securities.

                                 BEST LOCK COMPANIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


    d. INVENTORIES
       Inventories are valued using the last-in, first-out (LIFO) method for approximately 95% of consolidated inventories. The remaining inventories are valued at the lower of cost, first-in, firstout (FIFO) or market.

    e. REVENUE RECOGNITION
       Sales are recognized when product is shipped to customers or when service or installation is complete.

    f. DEPRECIATION
       Depreciation is provided on the straight-line method for book purposes and on an accelerated method for income tax purposes.

    g. AMORTIZATION
       During 1995, the Company purchased covenants not to compete for $1,240,000 which are being amortized ratably over the life of the covenants. Amortization expense was $206,667 in 1995.

    h. INCOME TAXES
       The Company adopted the provisions of Financial Accounting Standards Board Statement No. 109 "Accounting for Income Taxes" (SFAS 109) effective January 1, 1993. SFAS 109 requires a change from the deferral method to the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized by applying enacted statutory tax rates applicable to future years to temporary differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. Under SFAS 109, the effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. Under the deferral method, deferred taxes were recognized using the tax rate applicable to the year of the calculation and were not adjusted for subsequent changes in tax rates. The effect of adopting SFAS 109 has been reflected in the Consolidated Statement of Income (Loss) for the year ended December 31, 1993 as a cumulative effect of a change in accounting principle of $650,000.

    i. RESEARCH AND DEVELOPMENT
       Research and development costs related to products are expensed as incurred. Development costs related to software for internal use are expensed or capitalized as incurred, depending on the useful life of the expenditure. The total amounts expensed were approximately $3,055,000, $3,050,000 and $2,345,000 in 1995, 1994, and 1993, respectively.

                                 BEST LOCK COMPANIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

    j. CURRENCY TRANSLATION        The accounts of Lock's Canadian subsidiary
are translated in accordance with Financial Accounting Standards Board Statement No. 52, whereby the balance sheet accounts are translated at the exchange rate in effect at period end, income accounts are translated at the average rate of exchange during the period, and translation gains and losses are excluded from net earnings by being recorded as a component of shareholders' equity (Cumulative Translation Adjustment). The Company's consolidated financial statements include translation gains (losses) of $56,459, ($89,392) and ($93,199) in 1995, 1994 and 1993, respectively, all of which are reflected as a component of shareholders' equity.

    k. NONCASH TRANSACTION
       The Company financed the purchase of $348,702 of treasury stock during 1995 by issuing a note payable.

    l. USE OF ESTIMATES
       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2.  DIVIDENDS

    The Articles of Incorporation of Universal require that dividends on common stock be distributed as follows: a) the first approximately $138,000 in dividends are to be distributed equally to Series A holders and to Series B holders and, b) the remainder is distributed on an equal per share basis to Series A and B holders (on a noncumulative basis). These disproportionate distributions are reflected in calculating the minority interest of Best.

                                 BEST LOCK COMPANIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

3.  PROPERTY, PLANT AND EQUIPMENT

    For financial reporting purposes, depreciation is provided using the following straight-line rates:
              Buildings                               2-1/2%, 3% & 5%
              Land Improvements                       6-2/3% & 10%
              Machinery and equipment                 8-1/3%
              Tooling                                 12-1/2% & 20%
              Furniture and fixtures                  10% to 33%
              Vehicles                                20% to 50%

    A 3-year depreciation life was adopted in 1995 for certain items such as computers, fax machines, copiers and telephone systems, to reflect a decreased useful life resulting from accelerating technology changes. Depreciation life for additions of this type was 5 years in 1994 and years prior. Computer software is being depreciated using a 5 year life.

    Expenditures for property, plant and equipment are reflected as construction work-in-progress until they are placed into service. The type and nature of the costs capitalized include only costs from unrelated third parties for equipment and installation.

    Maintenance and repairs are expensed as incurred. Replacements and betterments which extend the useful life of an asset are capitalized in the property accounts.

    Retirements are removed from property accounts at cost and the related depreciation is removed from the accumulated depreciation accounts. Gains or losses on dispositions of property and equipment are reflected in other income (expense) in the consolidated statements of income (loss).

4.  INVENTORIES

    FIFO cost of inventories approximates replacement cost and exceeds LIFO inventory by $8,597,000, $7,616,000 and $7,562,000 in 1995, 1994 and 1993,
respectively.

                                 BEST LOCK COMPANIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

    Inventories reflected at LIFO cost were as follows:

                                               December 31
                                               -----------
                                       1995        1994            1993
                                       ----        ----            ----
       Finished goods             $ 4,958,614   $ 6,526,239   $ 6,691,204
       Work-in-process              6,182,505     7,816,878     7,546,117
       Raw material                   241,939       235,941       252,207
                                  -----------   -----------   -----------

       Total Inventory            $11,383,058   $14,579,058   $14,489,528
                                  -----------   -----------   -----------
                                  -----------   -----------   -----------

    The cost of materials, direct labor and manufacturing overhead associated with the production of inventories is included in the valuation of inventory.

    During 1995 and 1993, inventory quantities were reduced. This reduction resulted in a liquidation of LIFO inventory quantities carried at lower costs prevailing in prior years as compared with the cost of 1995 and 1993 purchases. The effect of these liquidations increased net income by approximately $480,000 and $40,000 or $3.87 and $.31 per share of common stock in 1995 and 1993, respectively.

5.  INCOME TAXES

    The provision (benefit) for income taxes consisted of the following:

                                              Year Ended December 31
                                              ----------------------
                                        1995          1994          1993
                                        ----          ----          ----
       U. S. Federal -
          Current                 $(1,293,028)   $ 1,688,594    $ 726,795
          Deferred                   (646,845)    (1,847,248)      39,772
       Foreign -
          Current                     203,810         12,880      (49,569)
          Deferred                      4,902         17,694       36,105
       State -
          Current                    (515,232)       462,885      122,590
          Deferred                   (113,008)      (139,546)       5,965
                                  -----------     ----------    ---------
                                  $(2,359,401)    $  195,259    $ 881,658
                                  -----------     ----------    ---------
                                  -----------     ----------    ---------

                                 BEST LOCK COMPANIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

    Earnings (loss) before income taxes were as follows:

                                             Year Ended December 31
                                             ----------------------
                                       1995          1994           1993
                                       ----          ----           ----
       Domestic                  $ (7,060,863)   $ 2,335,442   $ 2,063,230
       Foreign                        496,964         67,972       (32,054)
                                 ------------     ----------   -----------

                                 $(6,563,899)    $ 2,403,414   $ 2,031,176
                                 ------------    -----------   -----------
                                 ------------    -----------   -----------

       The effective rate of income taxes provided (benefited) varied from the U.S. Federal statutory rate for the following reasons:

                                                      Year Ended December 31
                                                      ----------------------
                                                      1995     1994      1993
                                                      ----     ----      ----
       Statutory Federal tax rate                  (34.0)%    34.0%     34.0%
       The statutory rate of tax provided
         was increased (decreased) by:
           State income taxes, net of
             Federal income tax benefit             (6.3)      8.8       4.0
           Foreign tax credit                          -     (27.3)        -
           Foreign income taxes                      0.6       0.3       9.2
           Other credits                               -     (10.8)     (5.0)
           Nondeductible expenses                    5.5       5.0       2.1
           Other                                    (1.7)     (1.9)      (.9)
                                                  --------  --------  -------
       Effective rate of tax provided (benefited)  (35.9)%     8.1%     43.4%
                                                  --------  --------  -------
                                                  --------  --------  -------

    The Company has $816,000 of unutilized foreign tax credits available to offset certain future U. S. tax obligations. These credits expire in 1998. The Company believes these foreign tax credits will be utilized during the carryover period and thus has recorded the benefit of the item as a reduction to the provision for income taxes for the year ended December 31, 1994.

    The Company also has alternative minimum tax credits available to offset certain future U. S. tax obligations. These credits have no expiration date and were generated as a result of the carryback of the 1995 net operating loss to 1992 and 1993. The benefit of these credits has been reflected as a reduction to the provision for income taxes for year ended December 31, 1995.

                                 BEST LOCK COMPANIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

    The tax effect of temporary differences giving rise to the Company's consolidated current and noncurrent deferred income taxes are as follows:


                                                      Asset (Liability)
                                                      -----------------
                                                      as of December 31,
                                                      -----------------
                                                     1995            1994
                                                     ----            ----
       Current deferred income taxes:

       Vacation accrual                          $   768,760     $   759,511

       Inventory capitalized for tax purposes,
         expensed for book purposes                  209,286         256,711

       Current portion of pension and qualified
         retirement benefit obligations              625,097         598,462

       Restructuring accrual                       1,382,926       1,071,003

       Medical claims accrual                        301,547         248,274

       Inventory reserve                             119,820         283,475

       Current portion of foreign tax credit         307,467         142,609

       Current portion of AMT credit                 287,037               -

       Other                                         237,638         206,877
                                                 ------------    ------------

                                                 $ 4,239,578     $ 3,566,922
                                                 ------------    ------------
                                                 ------------    ------------

       Noncurrent deferred income taxes:

       Excess tax over book depreciation         $(4,366,125)    $(4,154,697)

       Noncurrent portion of foreign tax credit      508,612         513,391

       Noncurrent portion of AMT credit              345,788               -

       Noncurrent portion of pension and quali-
         fied retirement benefit obligations       1,337,114       1,371,937

       Other                                          53,654               -
                                                 ------------    ------------
                                                 $(2,120,957)    $(2,269,369)
                                                 ------------    ------------
                                                 ------------    ------------

                                 BEST LOCK COMPANIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

6.  LICENSE AGREEMENT

    Under the terms of a 1928 license agreement between Lock and its parent companies (Universal and Best), Lock agreed to issue a companion share of stock to Universal for each share of voting stock sold or otherwise disposed of during the full period of the corporate existence.

7.  DEBT

    The Company has an agreement with a financial institution for letters of credit available primarily for issuance to a foreign vendor. At December 31, 1995, the Company had no outstanding letters of credit.

    The Company entered into a $25,000,000 line of credit agreement on February 15, 1995, which was amended effective December 31, 1995. The agreement expires on May 5, 1998 and bears interest at a variable rate, based upon the prime rate or LIBOR, at the Company's election. The line of credit is secured by a blanket lien on all accounts and notes receivable, inventory, machinery and equipment, and intangible assets with a negative pledge on real estate. The agreement contains financial covenants including those relating to debt service coverage, tangible net worth, and liabilities to tangible net worth. As of December 31, 1995, the Company was in compliance with all required covenants. The Company borrowed $12,000,000 under this agreement on February 15, 1995. The highest amount outstanding during 1995 was $15,300,000. The interest on these borrowings is based on LIBOR. The interest rate at December 31, 1995 was 7.06%. Interest expense on the 1995 borrowings was $809,242.

8.  STOCK BONUS PLAN

    The Best Lock Corporation Stock Bonus Plan (Stock Bonus Plan) is available to Lock employees meeting certain eligibility requirements. The Stock Bonus Plan is noncontributory and is qualified pursuant to the applicable provisions of the Internal Revenue Code. Lock's cash contributions to the Stock Bonus Plan were zero in 1995 and 1994 and $250,000 in 1993, which amounts have been charged to expense in the accompanying financial statements. Contributions are determined by Lock's Board of Directors.

    The Stock Bonus Plan was amended in 1994. Under the amended plan, participants, upon reaching certain eligibility requirements, may receive cash or shares of Lock, Universal and/or Best common stock. In the event the participants elect or are required to receive shares, the participants have the right to require Lock to repurchase such shares in cash at its fair market value. As a result, the fair market value of the shares, determined based on an independent appraisal, held by the Stock Bonus Plan, has been reflected in the accompanying consolidated balance sheets as "Common stock and common stock of Universal and Best, redeemable under Stock Bonus Plan."

    On December 28, 1995, Lock purchased all of the common stock of Best held by the Stock Bonus Plan at an independently appraised value as of December 27, 1995, of $29.74 per share. The purpose of this transaction was to provide liquidity to the Stock Bonus Plan in anticipation of payments out of the plan pursuant to the early retirement plan discussed in Note 14.

                                 BEST LOCK COMPANIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

    The fair market value of the shares held by the Stock Bonus Plan at December 31, 1995, was $5,931,931; however, the Company has calculated the present value of the potential future cash payments (net of cash held) by the Company under the Stock Bonus Plan payable in years 1996 through 2021 to be approximately $350,000. The significant assumptions used to calculate the present value of the potential future cash payments referred to above are as follows:

    1) The fair market value of Lock (10,539.19 common shares) and Universal (27,262 common shares) shares held by the Stock Bonus Plan will not appreciate or depreciate in future periods.

    2) Annual cash dividends per share are assumed to continue to be paid as follows: Lock $5.41, Universal $1.67. The calculation assumes the cash dividend received by the Stock Bonus Plan will be available for cash distributions to retirees from the Plan. Thus, the present value of the potential future cash payments by the Company has been reduced by the cash dividends received by the Plan.

    3) All payments with the exception of certain known future terminations are assumed to occur one year after the participant's retirement.
       Retirement is assumed to be in the year the participant reaches age 65.

    4) The discount rate used to calculate the present value of Lock's potential future cash payments was 8.25%.

    5) It is assumed that an additional $750,000 will be paid out of the Plan during 1996 and $750,000 will be paid out of the Plan during 2001 as a result of the early retirement and voluntary separation plan discussed in Note 14.

9.  SEGMENT REPORTING

    The Best Lock Companies are engaged in the manufacture and sale of access control products and services only, and as such do not report on a segment basis. Foreign sales amounted to approximately 6% of total sales during 1995 and 7% of total sales during 1994 and 1993.

10.  RETIREMENT PLANS

    Effective September 1, 1989, the Company adopted a noncontributory defined benefit Employees' Pension Plan (the Plan) to provide retirement benefits to substantially all current and retired U. S. employees as of September 1, 1989. The Company has received a favorable determination letter for the Plan from the Internal Revenue Service. The Plan provides benefits for past service only.
The monthly benefit is based on the employee's years of service and compensation as of September 1, 1989. The benefits for retired employees were based upon amounts specified in the Plan. Under the Plan's provisions, all participants were 100% vested at September 1, 1989. Normal retirement age is 65 with provisions for earlier retirement with reduced benefits. After several years of accelerated funding, the Company is currently making quarterly contributions to the Plan in amounts necessary to meet minimum governmental funding requirements. Company

                                 BEST LOCK COMPANIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

contributions are made to a trust fund whose assets consist of investments in high-quality short-term money market instruments.

    The Plan's funded status is as follows:

                                                 December 31
                                                  -----------
                                               1995         1994
                                                ----         ----
    Actuarial present value of the
         accumulated benefit obligation    $7,447,021     $7,246,736
    Plan assets at fair value               5,669,032      4,938,080
                                           -----------     ----------
    Retirement benefit obligation
       included in the consolidated
       balance sheets                      $1,777,989     $2,308,656
                                            ----------     ----------

    The discount rate used to calculate the actuarial present value of the accumulated benefit obligation was 8% in 1995 and 1994 and 7.5% in 1993. The long-term rate of return on plan assets was 8% in 1995 and 1994 and 7.5% in 1993. The changes in the discount rate for 1994 and 1993 resulted in a reduction in pension expense in 1994 of $434,000, and an increase in pension expense in 1993 of $431,000. Net periodic pension cost including interest totaled $340,592 in 1995, $31,842 in 1994 and $865,485 in 1993.

    In addition to the Plan adopted on September 1, 1989, the Company executed supplemental retirement benefit agreements with certain retirees and officers. For financial reporting purposes, the actuarial present value (discounted at 8% in 1995 and 1994 and 7.5% in 1993) of the benefits to be provided under the terms of these agreements were recognized in 1989 and subsequent years, except for the agreement with the Company's former President, which, prior to 1994, was amortized over his estimated remaining service life. Effective in 1994, the actuarial present value of the benefit to be provided to the Company's former President under the terms of the agreement was fully recognized. This change in assumptions resulted in an increase in expense of approximately $800,000. The Company recognized costs related to these agreements of $356,758, $1,030,833, and $365,533 in 1995, 1994 and 1993, respectively. The retirement benefit obligation for supplemental benefits included in the consolidated balance sheets totaled $3,035,429 and $3,104,885 at December 31, 1995 and 1994, respectively. The benefits under these agreements will be paid monthly by the Company over the lifetime of the recipients and, upon their death, 50% of the scheduled amount for the lifetime of the surviving spouse. These agreements may be amended by the Company.

    During 1992, the Company adopted a retirement benefit program in its Canadian subsidiary, Best Universal Locks, Limited, to become effective January 1, 1993. This Registered Retirement Savings Plan (the RRSP), which conforms to Canadian pension law, will be funded for all current employees based on years of service and compensation as of December 31, 1992. Under the RRSP provisions, the accounts of all participants are 100% vested, and are registered in their own names. This individual savings plan allows employee and Company contributions up to annual limits specified by Canadian law. The Company expensed the past service obligation (excluding interest) in 1992. The Company is funding the past service obligation over approximately four

                                 BEST LOCK COMPANIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

years, beginning in 1993. The expenses related to this benefit were $26,380, $15,817 and $22,721 in 1995, 1994, and 1993, respectively. The retirement benefit obligation for the RRSP included in the consolidated balance sheets totaled $39,774 and $35,563 at December 31, 1995 and 1994, respectively.

    In addition, the Company executed supplemental retirement benefit agreements with present Canadian retirees beginning January 1, 1993. For financial reporting purposes, the actuarial present value (discounted at 7.5% in 1995, 1994 and 1993) of the benefits to be provided under the terms of these agreements was charged to expense in the amounts of $34,463, $34,359 and $62,379 in 1995, 1994 and 1993, respectively. The retirement benefit obligation for the Canadian agreements included in the consolidated balance sheets totaled $379,584 and $377,834 at December 31, 1995 and 1994, respectively. The benefits under these agreements will be paid monthly by the Company over the lifetime of the recipients and, upon their death, 50% of the scheduled amount for the lifetime of the surviving spouse.

    A summary of the retirement benefit obligations included in the consolidated balance sheets is presented below:


                                                1995           1994
                                                ----           ----
    Defined Benefit Employees
       Pension Plan                        $ 1,777,989    $ 2,308,656
    Supplemental Retirement Benefit
       Agreements                            3,035,429      3,104,885
    Registered Retirement Savings
       Plan (Canada)                            39,774         35,563
    Supplemental Retirement Benefit
       Agreements (Canada)                     379,584        377,834
                                            -----------    -----------

                                           $ 5,232,776    $ 5,826,938
                                            -----------    -----------

    Current Portion                        $ 1,362,431    $ 1,381,967

    Non-current Portion                      3,870,345      4,444,971
                                            -----------    -----------
                                           $ 5,232,776    $ 5,826,938
                                            -----------    -----------

    The Company implemented a 401(k) profit sharing plan (the 401(k) Plan) during 1994. Employees are eligible after reaching age 21 and completing one year of continuous service as of the enrollment dates each year. Employer contributions to the 401(k) Plan are determined by the Company's Board of Directors. Participants begin vesting in the employer contributions after 1 year of service at which time they are 20% vested. Employees become 100% vested after 5 years of service. Company contributions to the 401(k) Plan amounted to $571,000 and $221,000 in 1995 and 1994.

                                 BEST LOCK COMPANIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

11.  CONTINGENCIES

    From time to time the Company may be a party to litigation incidental to its business. Management is of the opinion that the ultimate resolution of any known claims will not have a material adverse impact on the Company's financial position or results of operations.

    The Company leases various office and warehouse facilities and other vehicles under noncancelable lease arrangements. Lease terms are from one to ten years and most provide options to renew. Future minimum lease payments under noncancelable operating leases as of December 31, 1995 are as follows:

                                        Amount
                                        ------
                        1996         $   636,909
                        1997             546,014
                        1998             399,837
                        1999             183,576
                        2000-2005        469,425
                                     -----------
                                     $ 2,235,761
                                     -----------

    Rent expense charged to operations totaled $761,024, $852,565 and $935,645 in 1995, 1994, and 1993, respectively.

12.  UNDISTRIBUTED EARNINGS

    In general, it is Lock's intention to reinvest the earnings of its foreign subsidiary in its operations and to repatriate these earnings only when it is advantageous to do so. Also, it is Universal's and Best's intention to minimize, if not eliminate, any income taxes associated with amounts distributed by its domestic subsidiaries. As a result, it is expected that the amount of income taxes resulting from a repatriation will not be significant.
Accordingly, deferred tax amounts are not being recorded related to undistributed earnings. The cumulative amounts of undistributed earnings on which income taxes have not been recognized are as follows:

                                               December 31
                                               -----------
                                          1995              1994
                                          ----              ----
    Best                             $26,000,000       $27,200,000

    Universal                        $31,300,000       $35,000,000

    Lock                             $ 1,934,000       $ 1,600,000

                                 BEST LOCK COMPANIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

13.  RECLASSIFICATIONS

    Certain reclassifications have been made in the consolidated balance sheets and statements of income (loss) for the years ended December 31, 1994 and 1993 to conform to the current year presentation.

14.  RESTRUCTURING

    In the fourth quarter of 1995, the Company accrued $3.1 million in connection with the announcement of a board approved early retirement, voluntary and involuntary separation plan to reduce the work force by approximately 340 people. The Company plans to reduce payroll-related expenses by consolidating certain functions in the distribution division and by consolidating or eliminating certain internal processes in the manufacturing and support functions. The restructuring charge includes estimated employee-related and facilities expenses associated with the consolidation and termination of certain operations and employees. The plan is expected to be substantially completed during 1996.

    On February 15, 1995, the Company settled all claims arising from a derivative action threatened against it by a director, as well as all claims against Lock's Chief Executive Officer and another officer. The material components of the settlement include: (i) the resignation of Walter E. Best from the Board of Directors and as President of each of Lock, Universal, Best, and Walter E. Best Company, Inc.; (ii) the resignation of Richard E. Best and Marshall W. Best as officers and employees of Lock and the resignation of Robert
W. Best and Marshall W. Best as officers and employees of Lock and the resignation of Robert W. Best as an employee; (iii) the payment of the total sum of $2,134,349 as severance, vacation and bonus payments to Walter E. Best, Robert W. Best, Rich E. Best, Marshall W. Best and Edwina McLemore, an employee of Lock; (iv) the payment of the total sum of $1,240,000 in exchange for covenants not to compete from Walter E. Best, Robert W. Best, Richard E. Best and Marshall W. Best; and (v) the payment of the total sum of $8,178, 296 for the acquisition of shares of Lock and interests in a partnership as described below. At December 31, 1994, the Company had accrued all costs associated with the severance, vacation and bonus payments referred to above. In addition, the Company accrued $701,060 of professional fees incurred related to the settlement of the claims referred to above, which has been reflected in other income (expense) in the consolidated statements of income (loss).

    On February 15, 1995, Lock purchased for cash an 87% non-voting interest in a partnership for $5,582,626. The purpose of the partnership, which was newly formed, is to acquire and hold securities for investment purposes. The purchase price of the shares was based on the appraised value of such shares as of December 31, 1993 as determined by an independent appraiser. An opinion that the transactions were fair to the Company was rendered by Merrill Lynch, Pierce, Fenner & Smith Incorporated to the Company's Board of Directors.

    The partnership purchased directly or indirectly 204,053 shares of Best common stock, 8,787 shares of Universal Series A common stock and 11.25 shares of Universal preferred stock.

    In addition, on February 15, 1995, Lock acquired 6,742 shares of its own common stock at an appraised value of $385.00 per share or $2,595,670.

                                 BEST LOCK COMPANIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

    Lock's acquisition of its interest in the partnership and its redemption of its own common shares were funded through the utilization of a portion of the line of credit of $25,000,000 as discussed in Note 7.

    The Company accounted for the purchase of the Lock shares and the 87% partnership interest as treasury stock, which resulted in a reduction to shareholders' equity of Lock of $8,178,296, Universal of $5,582,626 and Best of $5,077,403. As a result of these transactions, the minority interest of Universal decreased from 27% to 23% and the minority interest of Best decreased from 22% to 21%.

    During 1995, in addition to the above transactions, the Company acquired shares of Lock, Universal and Best which were accounted for as treasury stock. This treatment resulted in a reduction to shareholders' equity of Lock of $5,848,082, Universal of $4,773,932 and Best of $3,869,643. As a result of these transactions, the minority interest of Universal decreased from 23% to 21% and the minority interest of Best decreased from 21% to 17%.

15.  RELATED PARTY TRANSACTIONS

    On May 5, 1994, Lock's Board of Directors approved a loan of $3.4 million to Russell C. Best, Chief Executive Officer, under the terms of an Employment Agreement entered into by Lock and Russell C. Best. On May 18, 1994, $3.4 million was borrowed, with interest at 7.2%, by Russell C. Best. The terms of the loan include repayment over a thirty (30) year period in equal annual installments of principal and interest totaling $279,519.

    The Company entered into a split dollar life insurance agreement as of December 29, 1995 with a trust established by Russell C. Best, pursuant to which the Company and the trust will share in the premium costs of a whole life insurance policy that has a face value death benefit of $5,000,000. Under the agreement, the Company will pay approximately $55,000 each policy year for the first 15 years of the policy. The Company is not obligated to make its share of the annual premium. Only the trustee may cancel or surrender the policy. Upon the death of Mr. Best, the Company will receive the cumulative amount of its premium payments. Prior to Mr. Best's death and prior to the 30th year of the policy, upon cancellation or surrender of the policy, the Company will receive the lesser of its cumulative premium payments or the cash surrender value of the policy. To the extent the policy is not canceled or surrendered in its first 30 years, the Company will receive its cumulative premium payments in the 30th year of the policy.

    Walter E. Best, former President of the Company, is the President and owns in excess of 10% of the stock of Best Aircraft Corporation. The Company leased automobiles from Best Aircraft Corporation, paying $30,030, $183,470 and $180,656 for such services in 1995, 1994, and 1993, respectively. Larry W. Rottmeyer, employed during 1994, became a Director and Vice President of the Company during 1995. Mr. Rottmeyer resigned as a Director on February 26, 1996 and was removed as a Vice President on March 5, 1996. During Mr. Rottmeyer's employment, he was also a Director and a greater than 10% equity owner of Marcon, Inc. until June 9, 1995. The Company purchased market research services from Marcon, Inc., during 1995 and 1994, paying $547,942 and $291,716 for such services, respectively. Eric M. Fogel, Director from October 30,

                                 BEST LOCK COMPANIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

1995 until March 1, 1996, is a partner in the law firm of Holleb & Coff. The Company paid Holleb & Coff $112,221 in 1995 for legal services.

16. REDEMPTION OF BEST UNIVERSAL LOCK CO. STOCK

    On July 1, 1995, Universal redeemed all 63 shares of its outstanding preferred stock at $105 per share plus cumulative dividend, for a total of $7,056.

17. OUTSTANDING SHARES

   The number of outstanding shares of Universal and Best used in the calculation of earnings per share differs from the number of outstanding shares shown on the cover page of the 10-K for each of the two companies. The cover page of the 10-K reflects all shares legally outstanding. The earnings per share disclosures reflect as treasury stock shares held by subsidiaries of Universal and Best that are still legally outstanding, in accordance with generally accepted accounting principles.

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

            VALUATION AND QUALIFYING ACCOUNTS - CORPORATE AND CONSOLIDATED
                         FOR THE YEAR ENDED DECEMBER 31, 1995
- --------------------------------------------------------------------------------

                                                          Collections   Deductions
                                             Additions    of Accounts  For Accounts
                                 Balance     Charged to    Previously   Receivable     Balance
Description                     January 1     Income      Written off  Written off   December 31
- -----------------------------  -----------   ----------- ------------- ------------- -----------

CORPORATE

  Best Universal Lock Co.      $      -      $      -    $      -      $     -       $     -
                               -----------   ----------- ------------- ------------- -----------
                               -----------   ----------- ------------- ------------- -----------

  Frank E. Best, Inc.          $      -      $      -    $      -      $     -       $     -
                               -----------   ----------- ------------- ------------- -----------
                               -----------   ----------- ------------- ------------- -----------


CONSOLIDATED  (Best Lock
  Corporation and
  Subsidiaries)

  Allowance for
    uncollectible accounts
    receivable                 $  244,829    $  117,417  $   28,522    $  (127,209)  $  263,559
                               -----------   ----------- ------------- ------------- -----------
                               -----------   ----------- ------------- ------------- -----------


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

            VALUATION AND QUALIFYING ACCOUNTS - CORPORATE AND CONSOLIDATED
                         FOR THE YEAR ENDED DECEMBER 31, 1994
- --------------------------------------------------------------------------------


                                                             Collections      Deductions
                                               Additions     of Accounts     For Accounts
                                  Balance     Charged to      Previously      Receivable      Balance
   Description                   January 1      Income       Written off     Written off    December 31
- -----------------------------   -----------   -----------    ------------   -------------  -------------

CORPORATE

  Best Universal Lock Co.     $      -      $      -       $      -        $      -       $      -
                              -----------   -----------    ------------   -------------   -------------
                              -----------   -----------    ------------   -------------   -------------

  Frank E. Best, Inc.         $      -      $      -       $      -        $      -       $      -
                              -----------   -----------    ------------   -------------   -------------
                              -----------   -----------    ------------   -------------   -------------

CONSOLIDATED  (Best Lock
  Corporation and
  Subsidiaries)

  Allowance for
    uncollectible accounts
    receivable                $  350,136    $   38,413     $    4,134       $ (147,854)   $   244,829
                              -----------   -----------    ------------   -------------   -------------
                              -----------   -----------    ------------   -------------   -------------



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

            VALUATION AND QUALIFYING ACCOUNTS - CORPORATE AND CONSOLIDATED
                         FOR THE YEAR ENDED DECEMBER 31, 1993




                                                            Collections   Deductions
                                              Additions     of Accounts   For Accounts
                                  Balance    Charged to     Previously    Receivable       Balance
   Description                   January 1     Income       Written off   Written off     December 31
- -----------------------------   -----------  -----------   ------------- --------------  -------------
CORPORATE

  Best Universal Lock Co.        $      -     $      -      $      -       $      -        $      -
                                -----------  -----------   ------------- --------------  -------------
                                -----------  -----------   ------------- --------------  -------------

  Frank E. Best, Inc.           $      -      $      -      $      -       $      -        $      -
                                -----------  -----------   ------------- --------------  -------------
                                -----------  -----------   ------------- --------------  -------------


CONSOLIDATED  (Best Lock
  Corporation and
  Subsidiaries)

  Allowance for uncollectible
    accounts receivable         $  249,969    $  503,023    $      275     $ (403,131)     $  350,136
                                -----------  -----------   ------------- --------------  -------------
                                -----------  -----------   ------------- --------------  -------------


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

                                                                 SCHEDULE III


        FRANK E. BEST, INC. (A NONOPERATING HOLDING COMPANY) AND SUBSIDIARIES
          INVESTMENTS IN, EQUITY IN EARNINGS OF, AND DIVIDENDS RECEIVED FROM
                             AFFILIATES AND OTHER PERSONS
                 FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992
- --------------------------------------------------------------------------------



Name of Issuer and Title of Issue                             1995              1994              1993
- ---------------------------------                       -------------     -------------     -------------
Frank E. Best, Inc.
  SUBSIDIARY CONSOLIDATED:
    Best Universal Lock Co.
      Series B common stock, no par value

      Year acquired:  1928 Through 1948
      Consideration:  Asset and Intangibles

Number of shares                                             300,000           300,000           300,000
                                                        -------------     -------------     -------------
                                                        -------------     -------------     -------------

Balance, January 1                                      $ 28,142,427      $ 27,382,921      $ 26,801,759

   Equity in net income of subsidiary consolidated        (2,709,288)        1,175,699           990,462

   Distribution of earnings by subsidiary                   (330,000)         (327,000)         (318,000)

   Transfer of minority interests' proportionate share       (38,622)          (38,621)          (38,621)

   Change in cumulative translation adjustment                23,182           (50,572)          (52,679)
                                                        -------------     -------------     -------------

Balance, December 31                                    $ 25,087,699      $ 28,142,427      $ 27,382,921
                                                        -------------     -------------     -------------
                                                        -------------     -------------     -------------


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

                (a) IDENTIFICATION OF DIRECTORS.

                                                          Tenure as   Expiration
        Name               Age         Positions           Director    of Term
        ----               ---         ---------           --------    -------

   Russell C. Best         34        President/CEO       Since 1991   12/31/96
                                      and Director

   Mariea L. Best          32           Director         Since 1995   12/31/96

   Gregg A. Dykstra        39     Secretary/Treasurer    Since 1995   12/31/96
                                      and Director

   Larry W. Rottmeyer*     40           Director         Since 1995   12/31/96

   Eric M. Fogel**         40           Director         Since 1995   12/31/96


* Larry W. Rottmeyer resigned his position effective on February 26, 1996.

**Eric M. Fogel resigned his position effective March 1, 1996.


                 (b)  IDENTIFICATION OF EXECUTIVE OFFICERS.

                                           All Positions       Period Served
                            Expiration   and Offices with         in such
          Name        Age    of Office      Registrant            Position
          ----        ---    ---------      ----------            --------

    Russell C. Best    34    12/31/96       President/CEO     Since 1995 (Pres.)
                                                              Since 1994 (CEO)

    Mariea L. Best     32    12/31/96      Vice President         Since 1995

    Gregg A. Dykstra   39    12/31/96    Secretary/Treasurer     Since 1995


                 (c)  IDENTIFICATION OF CERTAIN SIGNIFICANT EMPLOYEES.

                      None.

                 (d) FAMILY RELATIONSHIPS. Mariea L. Best is the spouse of Russell C. Best.

                 (e) BUSINESS EXPERIENCE OF DIRECTORS AND EXECUTIVE OFFICERS DURING THE PAST FIVE YEARS.

                           (1) Russell C. Best, President/Chief Executive
Officer and Director, has served registrant and Best Universal Lock Co. as President since February 15, 1995; prior thereto Vice President of registrant and Best Universal Lock Co. from prior to 1990; Chairman of the Board of Lock since March 1995; President of Lock since February 15, 1995; Chief Executive Officer of Lock since May 1994; Executive Vice President of Lock from June 1992 to May 1994; Marketing Director of Lock from 1989-1992; Director of registrant, Best Universal Lock Co. and Lock since 1990.

                               Mariea L. Best, Director, has served registrant
in this capacity since 1995; sole shareholder and president of Best Event and Travel, Inc. from 1991-1994; Special Event Coordinator for Wiersma from 1987-1990; Director of Best Universal Lock Co. and Lock since 1995.

                               Gregg A. Dykstra, Secretary/Treasurer, has
served registrant and Best Universal Lock Co. as Secretary/Treasurer since March 1995; Treasurer of Lock since March 1995; Secretary of Lock from March 1995 to October 1995; Vice President of Lock since 1995; General Counsel of Lock from November 1989 to July 1995; Director of registrant, Best Universal Lock Co. and Lock since 1995.

                               Larry W. Rottmeyer, Director, has served
registrant, Best Universal Lock Co. and Lock in this capacity since 1995 until February 26, 1996; Vice President of Lock since September 1995 until March 5, 1996; Director of Business Development of Lock from May 1995 to September 1995; Vice President of Marketing of Lock from October 1994 to May 1995: Chief Executive Officer/President for Marcon Corporation, an independent marketing and research firm, from October 1994 to June 1995; Chief Executive Officer/President and senior marketing consultant for Marcon Corporation from 1987 to October 1994; Director of Reflectix, Inc. since January 1994.

                               Eric M. Fogel, Director, has served registrant,
Best Universal Lock Co. and Lock in this capacity since 1995 until March 1, 1996; partner in the law firm of Holleb & Coff, Chicago, Illinois, since December 1993; associate in the law firm of Sonnenschein Nath & Rosenthal, Chicago, Illinois, from July 1989 to November 1993.

                           (2) Directorships.  Russell C. Best who was a
Director of registrant through December 31, 1995, was also a Director of Lock and Best Universal Lock Co. through December 31, 1995. Mariea L. Best, Gregg A. Dykstra, Larry W. Rottmeyer and Eric M. Fogel became Directors of registrant, Best Universal Lock Co. and Lock in 1995.

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

ITEM 11.  EXECUTIVE COMPENSATION.

                 (a) COMPENSATION. The information in the following table discloses all remuneration paid to the Chief Executive Officer and the other four most highly compensated executive officers or directors of registrant, for services in all capacities to the registrant and its subsidiaries during the fiscal years ended December 31, 1995, 1994 and 1993, all of such remuneration having been paid by Lock.

                 (b)  SUMMARY COMPENSATION TABLE


             Position               Year          Total Salary(3)    Total Bonus(4)       Total Other(5)
             --------               ----          ---------------    --------------       --------------

    Russell C. Best                 1995           $ 597,745           $       0            $ 96,487
       Chief Executive Officer      1994             406,657             343,665              13,562
                                    1993             250,705               1,779              12,076

    Gregg A. Dykstra                1995             260,687             100,000               9,581
       Vice-President               1994             155,832              11,475               7,760
                                    1993             147,148               1,779               8,515

    Larry W. Rottmeyer(1)           1995             273,986             100,000              10,565
       Vice-President               1994              41,539                 270                  43
                                    1993                   0                   0                   0

    Walter E. Best(2)               1995             873,276                   0               3,731
       Chairman and President       1994             444,965               3,665              11,550
                                    1993             435,668               1,779              11,637

    Roger E. Beaverson(2)           1995             187,070                   0               7,424
       Secretary/Treasurer          1994             182,019               2,015              12,450
                                    1993             189,777               1,779              11,564


(1) Removed as an officer March 5, 1996

(2) Walter E. Best resigned his positions effective February 15, 1995. Roger E. Beaverson resigned his position effective June 16, 1995.

(3) In the case of Russell C. Best, the salary amount for 1995 includes $7,867 in taxes paid by the Company on the value of a trip paid by the Company. In the case of Gregg A. Dykstra, the salary amount for 1995 includes an auto stipend of $11,577. The 1995 salary amount for Gregg A. Dykstra also includes an amount equal to $80,033 as a retroactive base pay adjustment for 1995 which was paid in 1996. In the case of Larry W. Rottmeyer, the salary amount for 1995 includes an auto stipend of $17,300 and $7,228 in taxes paid by the Company on the value of a trip paid by the Company. The 1995 salary amount for Larry W. Rottmeyer also includes an amount equal to $64,584 as a retroactive base pay adjustment for 1995 which was paid in 1996. In the case of Walter E. Best, the salary amount for 1995 includes $121,275 paid pursuant to a supplemental retirement agreement, $500,000 paid as severance, $9,000 paid as consulting fees, and $4,250 in tax return preparation fees. In the case of Richard E. Best, the salary amount for 1995 includes $423,381 paid as severance and $1,770 in tax return preparation fees.

(4) In 1995, the bonus payments were discretionary and were paid in 1996 in recognition of services provided in 1995. In the case of Russell C. Best, the bonus amount for 1994 includes an amount equal to $340,000 in recognition of services provided in calendar year 1994, payable in accordance with the employment agreement with Russell C. Best. In 1994, the bonus payments consisted of a flat base amount plus a percentage based on the employee's achievement of certain business objectives. In 1993, the bonus payments were flat amounts.

(5) In the case of Russell C. Best, this amount includes the value of group term life premiums in excess of $50,000 ($920, $459, and $213 respectively, in 1995, 1994 and 1993), the annual lease value of his company vehicle ($16,449, $12,316, and $9,583 respectively, in 1995, 1994 and 1993), the amount paid by the Company for tax return preparation and legal fees on his behalf ($14,882, $787 and $530 respectively in 1995, 1994 and 1993), contributions by the Company to the 401(k) plan on his behalf ($3,000 in 1995), $1,750 contributed by the Company to the Best Lock Corporation Stock Bonus Plan, a defined contribution plan, on his behalf in 1993, $317 in disability insurance premiums paid on his behalf in 1995, $547 in spousal travel paid by the Company in 1995, $11,205 in value of a trip paid by the Company in 1995, and for 1995, $49,168 reflecting the present value of the economic benefit of the portion of a split dollar life insurance premium paid by the Company, based on the time period between the date the premium was paid and December 29, 2025, the earliest date the Company could receive a refund, without interest, of the premium paid. In the case of Gregg
A. Dykstra, this amount includes the value of group term life premiums in excess of $50,000 ($149, $218, and $185 respectively, in 1995, 1994 and 1993), the annual lease value of his company vehicle ($6,100, $6,100, and $5,517 respectively, in 1995, 1994 and 1993), the value of spousal travel paid by the Company ($332 in 1995 and $1,339 in 1993), the amount paid by the Company for tax return preparation fees on his behalf ($375 in 1994 and 1993), contributions by the Company to the 401(k) plan on his behalf ($3,000 and $1,067 respectively in 1995 and 1994), and $1,099 contributed by the Company to the Best Lock Corporation Stock Bonus Plan, a defined contribution plan, on his behalf in 1993. In the case of Larry W. Rottmeyer, this amount includes the value of group term life premiums in excess of $50,000 ($190 and $43 respectively, in 1995 and 1994), $332 in spousal travel paid by the Company in 1995, and $10,043 in value of a trip paid by the Company in 1995. In the case of Walter E. Best, this amount includes the annual lease value of his company vehicle ($731, $5,850, and $5,850 respectively, in 1995, 1994 and 1993), the amount paid by the Company for tax return preparation fees on his behalf ($4,250 and $3,970 respectively, in 1994 and 1993), contributions by the Company to the 401(k) plan on his behalf ($3,000 and $1,450 respectively in 1995 and 1994), and $1,817 contributed by the Company to the Best Lock Corporation Stock Bonus Plan, a defined contribution plan, on his behalf in 1993. In the case of Roger E. Beaverson, this amount includes the value of group term life premiums in excess of $50,000 ($400, $1,599, and $1,496 respectively, in 1995, 1994 and 1993), the annual lease value of his company vehicle ($1,917, $7,225, and $7,750 respectively, in 1995, 1994 and 1993), the excess of market value over purchase price of his company vehicle of $1,333 in 1995, the value of spousal travel paid by the Company ($626 and $881 respectively, in 1994 and 1993), the amount paid by the Company for tax return preparation fees on his behalf ($775 in 1995), contributions by the Company to the 401(k) plan on his behalf ($3,000 in both 1995 and 1994), and $1,438 contributed by the Company to the Best Lock Corporation Stock Bonus Plan, a defined contribution plan, on his behalf in 1993.

                 (c)  COMPENSATION PURSUANT TO PLANS.

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

                      (2) Russell C. Best, along with other employees, participates in a qualified noncontributory defined benefit pension plan approved by Lock's Board of Directors in 1989. The monthly benefit payable thereunder is based on the employee's compensation and years of past service as of September 1, 1989. Normal retirement age is 65, with provisions for earlier retirement with reduced benefits. Such payments are to be made for their lifetime, following which 50% of the monthly amount will be provided for the lifetime of a surviving spouse. The monthly benefit payable to Russell C. Best under this Plan is $490.

                 (d)(e)(f) OTHER COMPENSATION. There was no other compensation paid to the named individuals exceeding 10% of the compensation reported for such individual.

                 (g) COMPENSATION OF DIRECTORS. Directors are paid $25,000 per calendar year for services rendered, effective April 1, 1995.

                 (h) EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE IN CONTROL ARRANGEMENT. On May 5, 1994, Lock and Russell C. Best entered into an Employment Agreement (the "Agreement") pursuant to which Russell C. Best assumed the duties of Chief Executive Officer of Lock. The initial term of the Agreement expires December 31, 1998; however, the term is automatically extended by one additional year on December 31 of each year unless earlier terminated such as by notice by either party to the other at least thirty (30) days prior to December 31 of such year.

                      The Agreement provides for a base salary of $425,000 per year, subject to increases for inflation and other factors, plus the participation of Russell C. Best in all general and executive compensation and benefit plans of Lock, including any incentive or bonus plans. The Agreement further provides for a loan of up to $3,400,000 to Russell C. Best, to be repaid to Lock over a thirty year period with interest at 7.2% per annum. Such loan must be secured by acceptable collateral, but in any event by all assets acquired with the proceeds of the loan. The loan is secured by a pledge of certain of the shares of registrant acquired with its proceeds and certain shares of Best Universal Lock Co. owned by Russell C. Best. Such shares will be released from this pledge pro rata as the principal of the loan is repaid to Lock.

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

                 (l) COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION. There are no interlock or insider participation arrangements involving any executive or board member of registrant.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

                 (a) SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS. The following information is given as of February 9, 1996.



               Title of             Name and           Type of               Amount             Percent
                Class              Address             Ownership             Owned              of Class
                -----              -------             ---------             -----              -------

            Common stock,      Russell C. Best         Of Record         463,139.00 (1)           70%
             $1 par value        c/o Best Lock            and
                                  Corporation          Beneficial
                                P. O. Box 50444
                             Indianapolis, Indiana
                                     46250

            Common stock,         Best Lock           Of Record           204,053.00             45%
             $1 par value         Partnership
                                 c/o Best Lock
                                  Corporation
                                P. O. Box 50444
                             Indianapolis, Indiana
                                     46250


                 (b) SECURITY OWNERSHIP OF MANAGEMENT AND ITS SUBSIDIARIES BY MANAGEMENT. The following information is given as of February 9, 1996:


                                                            Amount              Percent
    Title of Class                                      Beneficially Owned      of Class
    --------------                                      ------------------      --------

Common stock, $1 par value, of registrant

   (Owned by Russell C. Best, Director and
     CEO/President)                                       463,139.00 (1)         70%

   (Owned by Mariea L. Best, Director and
     Vice President)                                            1.00              0%

   (Owned by Gregg A. Dykstra, Director and
     Secretary)                                                 1.00              0%

   (Owned by Directors and Officers of regis-
     trant, as a group, 3 in number)                      463,141.00             70%



Series A, common stock, no par value, of Best
 Universal Lock Co., (registrant's subsidiary)

   (Owned by Russell C. Best, Director and
     CEO/President)                                  56,261.00 (2)     56%

   (Owned by Mariea L. Best, Director and
     Vice President)                                      1.00          0%

   (Owned by Gregg A. Dykstra, Director and
     Secretary)                                      27,263.00 (2)     40%

   (Owned by Larry W. Rottmeyer, Director)           27,262.00 (2)     40%

   (Owned by Directors and Officers of the
     registrant, as a group, 3 in number)            56,263.00         56%

Series B, common stock, no par value, of Best
  Universal Lock Co., (registrant's subsidiary)

   (Owned by Russell C. Best, Director and
     CEO/President)                                 300,000.00 (3)    100%

Common stock, no par value, of Lock,
 (registrant's subsidiary)

   (Owned by Russell C. Best, Director and
     CEO/President)                                 107,779.53 (4)     89%

   (Owned by Mariea L. Best, Director)                    1.00          0%

   (Owned by Gregg A. Dykstra, Director
     and Vice President)                             10,537.19 (4)      9%

   (Owned by Larry W. Rottmeyer, Director
     and Vice President)                             10,537.19 (4)      9%

   (Owned by Directors and Officers of the
     registrant, as a group, 3 in number)           107,780.53         89%


(1) This figure represents Russell C. Best's direct and beneficial ownership by virtue of his power to vote or direct the voting of 113,311 shares held by him and 204,053 shares held by Best Lock Partnership and his power to dispose of 145,775 shares held by Best Lock Corporation.

(2) This figure represents the named individual's direct and beneficial ownership by virtue of his power to vote or to direct the voting of shares held in his own name (and in the case of Russell C. Best, 8,787 shares owned by Best Lock Partnership and his power to dispose of 18,085 shares held by Best Lock Corporation), and shared power to direct the disposition of 27,262 shares held by the Best Lock Corporation Stock Bonus Plan.

(3) This figure represents Russell C. Best's beneficial ownership by virtue of his power to vote or to direct the voting of 300,000 shares held by the registrant, of which he has voting control.

(4) This figure represents the named individual's direct and beneficial ownership by virtue of his power to vote or to direct the voting of shares held in his own name (or in the case of Russell C. Best, 95,556.34 shares owned by Best Universal Lock Co., of which he has voting control), and shared power to direct the disposition of 10,537.19 shares held by the Best Lock Corporation Stock Bonus Plan.

                 (c) CHANGES IN CONTROL. There are no arrangements known to registrant, the operation of which may at a subsequent date result in a change in control of the registrant.

                 (d) SECTION 16(A) REPORTING DELINQUENCIES. Based solely upon a review of Forms 3 and 4 and amendments thereto provided to the Corporation during the most recent fiscal year and Form 5 and amendments thereto furnished to the Corporation with respect to its most recent fiscal year and written representations from its directors, officers and more than 10% shareholders, the following sets forth certain information concerning Section 16(a) reporting delinquencies by the above-referenced persons during the Corporation's most recently completed fiscal year.

                      With respect to Section 16(a) of the Exchange Act, the following insider filings were delinquent: Mariea L. Best, Form 3 and Form 5 (reporting one transaction); Russell C. Best, Form 5 (reporting one transaction); Gregg A. Dykstra, Form 3 and Form 5 (reporting one transaction); Eric M. Fogel, Form 3; Larry W. Rottmeyer, Form 3 and Form 5 (reporting one transaction); Best Lock Corporation, Form 3 and Form 5 (reporting one transaction); Best Lock Corporation Stock Bonus Plan, Form 5 (reporting one transaction); and Best Lock Partnership, Form 3.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                 (a) TRANSACTIONS WITH MANAGEMENT AND OTHERS. On May 5, 1994, Best Lock Corporation's Board of Directors approved a loan of $3.4 million to Russell C. Best, Chief Executive Officer, under the terms of an Employment Agreement entered into by Best Lock Corporation and Russell C. Best. On May 18, 1994, $3.4 million was borrowed by Russell C. Best under the terms of the loan, which include repayment over a thirty (30) year period in equal annual installments of $279,519, including interest at 7.2%.

                 (b) CERTAIN BUSINESS RELATIONSHIPS. Walter E. Best, former President of registrant, is the President and owns in excess of 10% of the stock of Best Aircraft Corporation. The registrant leased automobiles from Best Aircraft Corporation, paying $30,030, $183,470 and $180,656 for such services in 1995, 1994, and 1993, respectively. Larry W. Rottmeyer became a Director of registrant in 1995. Mr. Rottmeyer resigned as a Director on February 26, 1996. During Mr. Rottmeyer's directorship, he was also a Director and a greater than 10% equity owner of Marcon, Inc. until June 9, 1995. Lock purchased market research services from Marcon, Inc., during 1995 and 1994, paying $547,942 and $291,716 for such services, respectively. Eric M. Fogel, Director from October 30, 1995 until March 1, 1996, is a partner in the law firm of Holleb & Coff. Registrant paid Holleb & Coff $112,221 in 1995 for legal services.

                 (c) INDEBTEDNESS OF MANAGEMENT. There was no indebtedness to the registrant at any time since the beginning of the registrant's last fiscal year in an amount in excess of $60,000 by any (1) executive officer, director, nominee for director, or immediate family member of the preceding; (2) any entity in which any executive officer or director is an executive officer or partner or is, directly or indirectly, the beneficial owner of 10% or more of any class of equity securities; or (3) any trust or estate in which any executive officer or director has a substantial beneficial interest or as to which he serves as a trustee or in a similar capacity, other than the indebtedness described in (a) above.

                                       PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

                 (a) FINANCIAL STATEMENTS: All required financial statements and schedules are included in Item 8 of this Form 10-K.

                 (b) REPORTS ON FORM 8-K: None filed in the last quarter of 1995.

                                      SIGNATURES

              Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized and representing a majority of the Board of Directors.

                                       Date:  March 30, 1996

                                       FRANK E. BEST, INC.



By:  /s/ Russell C. Best               By:  /s/ Gregg A. Dykstra
   ---------------------                   ---------------------
   Russell C. Best                         Gregg A. Dykstra
   Chief Executive Officer                 Director
   and Director

By:  /s/ Paula J. Tinkey
     -------------------
     Paula J. Tinkey
     Principal Accounting Officer

                                  INDEX TO EXHIBITS



               Exhibit

     3(A) CERTIFICATE OF INCORPORATION

     3(B) BY-LAWS

     10(A) CREDIT AGREEMENT

     10(B) SPLIT DOLLAR INSURANCE AGREEMENT

     21 SUBSIDIARIES (INCORPORATED BY REFERENCE IN NOTE 1 TO THE CONSOLIDATED FINANCIAL STATEMENTS)