Form 10-Q
period 1996-03-31
BEST FRANK E INC
filed 1996-05-15
CIK 11806

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-Q


            [ /X/]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 1996

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

Indicate the number of shares outstanding of each of the registrant's classes of common, as of April 30, 1996.

                Common Stock                  598,710 Shares


- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                        INDEX


                                                                        Page No.
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Statements of Income (Loss)
         for the three months ended March 31, 1996                         3

         Condensed Consolidated Balance Sheets at March 31, 1996
         and December 31, 1995                                            4-5

         Condensed Consolidated Statements of Shareholders' Equity
         at March 31, 1996 and December 31, 1995                           6

         Condensed Consolidated Statements of Cash Flows for the
         three months ended March 31, 1996 and 1995                        7

         Notes to Condensed Consolidated Financial Statements             8-9

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                               10


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                 11

Item 6.  Exhibits and Reports on Form 8-K                                  11


SIGNATURE                                                                  12

                         BEST LOCK CORPORATION AND SUBSIDIARY
     BEST UNIVERSAL LOCK CO. ( A NON-OPERATING HOLDING COMPANY) AND SUBSIDIARIES
        FRANK E. BEST, INC. (A NON-OPERATING HOLDING COMPANY) AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                                     (Unaudited)
- --------------------------------------------------------------------------------



                                                                                   Three Months Ended March 31
                                                                                  ----------------------------
                                                                                       1996           1995
                                                                                  -------------  -------------

NET SALES                                                                         $ 27,287,087   $ 29,156,288

OPERATING EXPENSES
 Cost of goods sold                                                                 15,188,396     15,814,522
 Selling                                                                             8,685,191      6,894,952
 General and administrative                                                          4,527,828      4,389,803
 Engineering, research and development                                                 428,058        625,440
                                                                                  ------------   ------------
  Total operating expenses                                                          28,829,473     27,724,717
                                                                                  ------------   ------------

OPERATING INCOME (LOSS)                                                             (1,542,386)     1,431,571

 Interest expense                                                                     (300,289)      (137,346)
 Other income, net                                                                      81,552        132,519
                                                                                  ------------   ------------
INCOME (LOSS) before provision for income taxes                                     (1,761,123)     1,426,744

 Provision (benefit) for income taxes                                                 (669,344)       597,541
                                                                                  ------------   ------------
NET INCOME (LOSS), Best Lock Corporation and Subsidiary                             (1,091,779)       829,203

 Minority interest in net (income) loss, Best Lock Corporation and Subsidiary          234,298       (175,750)
 Corporate - Best Universal Lock Co. (expense)                                          (6,448)           (96)
                                                                                  ------------   ------------
NET INCOME (LOSS), Best Universal Lock Co. and Subsidiaries                           (863,929)       653,357

 Minority interest in net (income) loss, Best Universal Lock Co. and Subsidiaries      145,475       (192,332)
 Corporate - Frank E. Best, Inc. income (expense)                                       21,066            (66)
                                                                                  ------------   ------------
NET INCOME (LOSS), Frank E. Best, Inc. and Subsidiaries                             $ (697,388)    $  460,959
                                                                                  ------------   ------------
                                                                                  ------------   ------------



                                                                          Best Lock       Best Universal Lock Co.        Frank E.
                                                                                         -------------------------
                                                                         Corporation      Series A       Series B       Best, Inc.
                                                                         -----------     -----------    -----------    -----------
Earnings (loss) per common share, three months ended:
March 31, 1996                                                              $  (8.97)      $  (2.39)      $  (2.39)      $  (2.53)
                                                                          ----------     ----------     ----------     ----------
                                                                          ----------     ----------     ----------     ----------

March 31, 1995                                                                $ 6.49         $ 1.71         $ 1.71         $ 0.90
                                                                          ----------     ----------     ----------     ----------
                                                                          ----------     ----------     ----------     ----------

Weighted average shares outstanding, three months ended:
March 31, 1996                                                            121,653.85      60,739.31     300,000.00     275,408.89
                                                                          ----------     ----------     ----------     ----------
                                                                          ----------     ----------     ----------     ----------

March 31, 1995                                                            127,827.43      82,731.60     300,000.00     511,919.46
                                                                          ----------     ----------     ----------     ----------
                                                                          ----------     ----------     ----------     ----------


See accompanying notes to condensed consolidated financial statements.

   FRANK E. BEST, INC. (a nonoperating holding company) AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED BALANCE SHEETS
                               (Unaudited)

                                                     March 31    December 31
                                                       1996          1995
                                                   ------------  ------------
CURRENT ASSETS
   Cash and cash equivalents                       $    259,661  $  1,413,372
   Trade receivables
      Direct                                         12,405,658    11,878,119
      Sales representatives and other                 2,410,146     1,893,871
      Allowance for uncollectible accounts             (231,683)     (263,559)
   Estimated refundable income taxes                  2,975,516     2,628,103
   Current portion of notes receivable                   53,252        14,895
   Inventories                                       11,159,578    11,383,058
   Prepaid income taxes                               4,238,839     4,239,578
   Other prepaid expenses                               303,376       379,906
                                                   ------------  ------------
         Total current assets                        33,574,343    33,567,343
                                                   ------------  ------------

PROPERTY, PLANT AND EQUIPMENT, at cost
   Land and buildings                                13,850,412    14,037,266
   Machinery and equipment                           28,109,967    28,694,247
   Tooling                                            8,403,868     8,423,818
   Furniture, fixtures and other                     12,920,087     9,927,645
   Construction work-in-progress                        691,368     2,473,290
                                                   ------------  ------------
                                                     63,975,702    63,556,266
   Less - accumulated depreciation                  (34,778,829)  (33,734,786)
                                                   ------------  ------------
         Total property, plant and equipment         29,196,873    29,821,480
                                                   ------------  ------------

OTHER ASSETS
   Long-term notes receivable                         3,358,972     3,358,972
   Other assets                                       1,022,300     1,084,300
                                                   ------------  ------------
         Total assets                              $ 67,152,488  $ 67,832,095
                                                   ------------  ------------
                                                   ------------  ------------


    See accompanying notes to condensed consolidated financial statements.

     FRANK E. BEST, INC. (a nonoperating holding company) AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)


                                                                 March 31     December 31
                                                                   1996          1995
                                                                -----------  -----------
CURRENT LIABILITIES
   Notes payable and current portion of long-term debt          $     2,500  $     2,500
   Current portion of retirement benefit obligations              1,335,763    1,362,431
   Accounts payable                                               3,907,998    3,517,797
   Customer advances                                              1,394,871    1,433,801
   Accrued liabilities
      Income taxes                                                  139,554      478,185
      Property and other taxes                                    1,221,392      976,765
      Payroll, vacation and benefits                              4,512,260    5,195,317
      Accrued severance                                           3,342,067    3,462,508
      Other                                                         390,407      219,252
                                                                -----------  -----------
         Total current liabilities                               16,246,812   16,648,556
                                                                -----------  -----------

LONG-TERM DEBT                                                   15,716,236   15,197,079
RETIREMENT BENEFIT OBLIGATION                                     3,572,169    3,870,345
DEFERRED INCOME TAXES                                             2,532,239    2,120,957
                                                                -----------  -----------
         Total liabilities                                       38,067,456   37,836,937
                                                                -----------  -----------

MINORITY INTEREST IN SUBSIDIARIES                                14,300,249   14,503,728
                                                                -----------  -----------
SHAREHOLDERS' EQUITY
   Common stock, $1 par value, 600,000 shares
      authorized; 598,710 shares issued                             598,710      598,710
   Capital surplus                                                   77,972       77,972
                                                                -----------  -----------
      Total capital stock                                           676,682      676,682

   Accumulated earnings                                          23,183,482   23,880,870

   Cumulative translation adjustment                                (98,012)     (88,753)

   Treasury stock                                                (8,977,369)  (8,977,369)
                                                                -----------  -----------
         Total shareholders' equity                              14,784,783   15,491,430
                                                                -----------  -----------
         Total liabilities and shareholders' equity             $67,152,488  $67,832,095
                                                                -----------  -----------
                                                                -----------  -----------

       See accompanying notes to condensed consolidated financial statements.

      FRANK E. BEST, INC. (a nonoperating holding company) AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (Unaudited)


                                                                     March 31    December 31
                                                                       1996         1995
                                                                    -----------  ------------
COMMON STOCK, $1 par value, 600,000 shares
  authorized; 598,710 shares issued                                 $   598,710  $    598,710

CAPITAL SURPLUS                                                          77,972        77,972
                                                                    -----------  ------------
      Total capital stock                                               676,682       676,682
                                                                    -----------  ------------

ACCUMULATED EARNINGS
   Balance at beginning of year                                      23,880,870    27,491,946
   Net income (loss) - (three months ended March 31, 1996
      and twelve months ended December 31, 1995)                       (697,388)   (3,255,138)
   Cash dividends                                                            --      (317,316)
   Difference between dividends of Series A and
      Series B common shareholders of Best Universal
      Lock Co.                                                               --       (38,622)
                                                                    -----------  ------------
   Balance at end of year                                            23,183,482    23,880,870
                                                                    -----------  ------------

CUMULATIVE TRANSLATION ADJUSTMENT                                       (98,012)      (88,753)
                                                                    -----------  ------------
TREASURY STOCK
   Balance at beginning of year                                      (8,977,369)           --
   Shares purchased                                                          --    (8,977,369)
                                                                    -----------  ------------
   Balance at end of period                                          (8,977,369)   (8,977,369)
                                                                    -----------  ------------
      Total shareholders' equity                                    $14,784,783  $ 15,491,430
                                                                    -----------  ------------
                                                                    -----------  ------------

Cash dividends per share:                                           $      0.00  $       0.53
                                                                    -----------  ------------
                                                                    -----------  ------------

       See accompanying notes to condensed consolidated financial statements.

        FRANK E. BEST, INC. (a nonoperating holding company) AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (Unaudited)

                                                          Three Months Ended March 31
                                                          ---------------------------
                                                              1996           1995
                                                          ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Cash received from customers                            $ 26,695,189    $ 28,379,629
  Cash paid to suppliers and employees                     (27,917,000)    (31,134,075)
  Interest received                                             53,141         291,808
  Interest paid                                               (378,085)        (28,416)
  Income taxes paid                                            396,459        (753,443)
                                                          ------------    ------------
    Net cash provided (used) by operating activities        (1,150,296)     (3,244,497)
                                                          ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sale of property, plant and equipment            3,619           1,161
  Capital expenditures                                        (521,484)     (1,581,654)
                                                          ------------    ------------
    Net cash used in investing activities                     (517,865)     (1,580,493)
                                                          ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Borrowings against unsecured line of credit               14,100,000      12,000,000
  Payments on unsecured line of credit                     (13,580,843)             --
  Purchase of treasury stock                                        --      (8,211,021)
                                                          ------------    ------------
    Net cash provided by financing activities                  519,157       3,788,979
                                                          ------------    ------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                         (4,707)           (253)
                                                          ------------    ------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                     (1,153,711)     (1,036,264)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR               1,413,372       4,843,579
                                                          ------------    ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                $    259,661     $ 3,807,315
                                                          ------------    ------------
                                                          ------------    ------------


RECONCILIATION OF NET INCOME (LOSS) TO NET CASH PROVIDED BY OPERATING ACTIVITIES
  Net income (loss)                                       $   (728,476)    $   460,959
 Adjustments-
    Depreciation and amortization                            1,321,783       1,126,063
    Provision for losses on accounts receivable                 13,950          78,619
    (Gain) loss on sale of property, plant and equipment        47,192          (1,123)
    Minority interest related to current year
      earnings (loss)                                         (379,921)        368,082
  Changes in assets and liabilities-
    (Increase) decrease in
      Accounts and notes receivable                         (1,131,707)       (812,800)
      Refundable income taxes                                 (347,413)         68,407
      Inventories                                              219,885        (872,482)
      Prepaid income taxes and other expenses                   77,269         471,480
      Other assets                                             (71,260)     (1,323,561)
    Increase (decrease) in
      Accounts payable, customer advances and
        accrued liabilities                                     79,457      (2,001,157)
      Income taxes payable                                    (337,493)       (631,966)
      Deferred income taxes                                    411,282           7,563
      Retirement benefit and benefit obligation               (324,844)       (182,581)
                                                          ------------    ------------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES          $ (1,150,296)   $ (3,244,497)
                                                          ------------    ------------
                                                          ------------    ------------

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  INTERIM FINANCIAL STATEMENTS

    The accompanying condensed consolidated financial statements have not been audited by independent accountants. In the opinion of the Company's management, the financial statements reflect all adjustments necessary to fairly present the results of operations for the three-month periods ended March 31, 1996 and 1995, the Company's financial position at March 31, 1996 and December 31, 1995, and the cash flows for the three-month periods ended March 31, 1996 and 1995. These adjustments are of a normal recurring nature.

    Certain notes and other information have been omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the Company's 1995 Form 10-K.

    The results for the first quarter of 1996 are not necessarily indicative of future financial results.

    The condensed consolidated financial statements for each parent company in the Best Lock Companies (the Company) include their respective subsidiaries as indicated below:


                                                                                   Percent Owned
Parent Company                              Subsidiaries                       as of March 31, 1996
- --------------                              ------------                       --------------------
Frank E. Best, Inc.                         Best Universal Lock Co.                       83%
    (Best)

Best Universal Lock                         Best Lock Corporation                         79%
   Co. (Universal)

Best Lock                              Best Universal Locks Limited (Canada)             100%
   Corporation (Lock or the Company)


2.  INCOME TAXES

The effective tax rate for the first quarter of 1996 was (38.0) percent compared with 41.9 percent for the first quarter of 1995. Foreign tax expense provided on first quarter 1996 income in Canada decreased the benefit generated on the first quarter 1996 loss in the United States. Additionally, nondeductible expenses were higher for the first quarter of 1996 compared to the first quarter of 1995, which resulted in a decrease in the first quarter 1996 tax benefit. In the first quarter of 1995, both the U.S. and Canada had taxable income. The effective tax rates are higher than the U.S. Federal statutory rate of 34% due to a higher tax rate in Canada and state income taxes.

3.  FINANCING ARRANGEMENTS

    The Company entered into a $25,000,000 line of credit agreement on February 15, 1995, which was amended December 31, 1995. The agreement expires on May 5, 1998 and bears interest at a variable rate, based upon the prime rate or LIBOR, at the Company's election. The line of credit is secured by a blanket lien on all accounts and notes receivable, inventory, machinery and equipment, and intangible assets with a negative pledge on real estate. The agreement contains financial covenants including those relating to debt service coverage, tangible net worth, and liabilities to tangible net worth. As of March 31, 1996 the Company was in compliance with all required covenants. The balance of the line at March 31, 1996 was $15,600,000. The highest amount outstanding since February 15, 1995 was $17,700,000. The interest rate on these borrowings is based on LIBOR or prime. The interest rate at March 31, 1996 and December 31, 1995 was 6.84% and 7.06%, respectively. Interest expense on the borrowings for the three months ended March 31, 1996 and 1995 was $289,076 and $112,087, respectively.

4.  RECLASSIFICATIONS

    Certain reclassifications have been made to the statement of income and balance sheet for the prior periods to conform to the current period presentation.

5.  RESTRUCTURING

    During 1995, the Company recorded a restructuring charge of $3.1 million in connection with the announcement of a board approved early retirement, voluntary and involuntary separation plan . The Company plans to reduce the number of employees in all divisions and centralize certain functions in the distribution division. As of March 31, 1996, 55 employees had separated or agreed to separate under the voluntary separation or early retirement provisions of the plan. In conjunction with the 55 acceptances, the Company accrued approximately an additional $1 million in restructuring expenses during the first quarter of 1996, due to the additional expenses associated with voluntary separation and early retirement. The total number of anticipated separations was reduced during the first quarter from 340 in the original plan to 193. The Company reduced the restructuring reserve during the first quarter of 1996 by approximately $1 million in conjunction with this revision.

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

ANALYSIS OF RESULTS OF OPERATIONS

Sales for the first quarter of 1996 were $1.9 million lower than the same period of 1995. Lower sales from the manufacturing division (BLM) to independent distributors and Authorized Contract Construction Dealers accounted for the majority of the decrease. In addition, sales during the first quarter of 1995 were exceptionally strong. Sales for the first quarter of 1995 were 25% higher than the same period of 1994, but for the year were only 13% higher.

The gross profit on sales declined to 44.3% of sales, compared to 45.8% in the prior year. Lower absorption of fixed costs in the BLM division, due to lower sales, caused most of the erosion in the gross profit percentage. Margins improved minimally in the distribution division (BLS).

Operating income (loss) decreased $3.0 million to (5.7)% of sales from 4.9% for the same period in 1995. Selling, general and administrative, and engineering expenses increased $1.7 million, or 14.5%, in the first quarter of 1996 compared to 1995. Higher expenditures for advertising, publications, conventions and sales conferences in the selling area accounted for the majority of the increase.

The effective tax rate for the first quarter of 1996 was (38.0) percent compared with 41.9 percent for the first quarter of 1995. Foreign tax expense provided on first quarter 1996 income in Canada decreased the benefit generated on the first quarter 1996 loss in the United States. Additionally, nondeductible expenses were higher for the first quarter of 1996 compared to the first quarter of 1995, which resulted in a decrease in the first quarter 1996 tax benefit. In the first quarter of 1995, both the U.S. and Canada had taxable income. The effective tax rates are higher than the U.S. Federal statutory rate of 34% due to a higher tax rate in Canada and state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

The Company's liquidity continues to be strong for the first quarter of 1996, due to the availability of approximately $9 million on the line of credit. Working capital increased by approximately $400,000, mainly due to payouts of payroll and vacation that were accrued at December 31, 1995. The current ratio of 2.1:1 at March 31, 1996 improved slightly from the ratio of 2.0:1 at December 31, 1995. Cash and cash equivalents decreased by $1.1 million, due to a change in the payment terms for certain customers of the BLM division, which allowed cash to become available to manage the amount of long-term debt outstanding. Inventory turns remained fairly constant at 3.0 in the first quarter of 1996 compared to 3.1 in the first quarter of 1995.

Capital expenditures for the first quarter of 1995 were approximately $500,000. Capital spending is projected to total between $2.0 and $4.0 million for the year. The Company plans to meet its 1996 working capital and capital expenditure requirements through funds from operations and from its existing credit facility.

PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

Reference is made to Item 3 of the Company's Form 10-K for the year ended December 31, 1995. There have been no new legal proceedings initiated during the quarter, nor has there been a change in status or termination of any previously reported legal proceeding.


ITEM 5.  OTHER INFORMATION
None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
NONE.

                               SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        FRANK E. BEST, INC..
                                        --------------------------------
                                                   (Registrant)


Date:     May 15, 1996                  By:  /s/ Stephen J. Cooper
      -------------------                  -----------------------------
                                                    Treasurer


                                             /s/ Paula J. Tinkey
                                           -----------------------------
                                                  Controller