Form 10-Q
period 1996-09-30
BEST FRANK E INC
filed 1996-11-14
CIK 11806

------------------------------------------------------------------------------
------------------------------------------------------------------------------




                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                      FORM 10-Q


               [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended September 30, 1996

                                          OR

               [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                        of the securities exchange act of 1934

      For the transition period from ___________________ to ___________________


                            Commission file number 0-1490
                                 FRANK E. BEST, INC.
                (Exact name of registrant as specified in its charter)



                  DELAWARE                                 35-1142810
      (State or other jurisdiction of                    (I.R.S. Employer
       incorporation or organization)                   Identification No.)


  P.O. BOX 50444, INDIANAPOLIS,INDIANA                       46250
(Address of principal executive offices)                   (Zip Code)



  Registrant's telephone number, including area code:    (317) 849-2250



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.   Yes /x/  No

Indicate the number of shares outstanding of each of the registrant's classes of common, as of October 25, 1996.

                     COMMON STOCK            598,710 SHARES

------------------------------------------------------------------------------
------------------------------------------------------------------------------

                                        INDEX
                                        -----

                                                                       PAGE NO.
                                                                       --------

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Condensed Consolidated Statements of Income for the
             three months ended September 30, 1996 and 1995                   3

          Condensed Consolidated Statements of Income for
             the nine months ended September 30, 1996 and 1995                4

          Condensed Consolidated Balance Sheets at September 30,
             1996 and December 31, 1995                                     5-6

          Condensed Consolidated Statements of Shareholders' Equity
             at September 30, 1996 and December 31, 1995                      7

          Condensed Consolidated Statements of Cash Flows for
             the nine months ended September 30, 1996 and 1995                8

          Notes to Condensed Consolidated Financial Statements             9-10

Item 2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations                          11-12


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                  13

Item 5.   Other Information                                                  13

Item 6.   Exhibits and Reports on Form 8-K                                   13


SIGNATURE                                                                    14

                                BEST LOCK COMPANIES
                       BEST LOCK CORPORATION AND SUBSIDIARY

    BEST UNIVERSAL LOCK CO. (A NON-OPERATING HOLDING COMPANY) AND SUBSIDIARIES
      FRANK E. BEST, INC. (A NON-OPERATING HOLDING COMPANY) AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
--------------------------------------------------------------------------------
                                                Three Months Ended September 30
                                                -------------------------------
                                                     1996             1995
                                                ------------      -------------
NET SALES                                        $32,076,158        $32,843,190

OPERATING EXPENSES
   Cost of goods sold                             17,415,473         19,686,845
   Selling                                         8,243,313          8,248,008
   General and administrative                      3,161,452          4,228,566
   Engineering, research and development             187,269            645,764
                                                  ----------         ----------
      Total operating expenses                    29,007,507         32,809,183
                                                  ----------         ----------

OPERATING INCOME                                   3,068,631             34,007
   Interest expense                                 (311,428)          (227,767)
   Other income, net                                 138,811             69,764
                                                  ----------         ----------
INCOME (LOSS) before provision for income taxes    2,896,034           (123,996)
   Provision (benefit) for income taxes            1,222,777            (47,878)
                                                  ----------         ----------
NET INCOME (LOSS), Best Lock Corporation
  and Subsidiary                                   1,673,257            (76,118)
   Minority interest in net (income) loss, Best
     Lock Corporation and Subsidiary                (358,947)               292
   Corporate - Best Universal Lock Co. expense        (6,320)               (90)
                                                  ----------         ----------
NET INCOME (LOSS), Best Universal Lock Co.
   and Subsidiaries                                1,307,990            (75,916)
   Minority interest in net (income) loss,
     Best Universal Lock Co. and Subsidiaries       (220,229)            15,146

   Corporate - Frank E. Best, Inc. income
     (expense)                                        23,029                (77)
                                                  ----------         ----------
NET INCOME (LOSS), Frank E. Best, Inc.
   and Subsidiaries                               $1,110,790          $ (60,847)
                                                  ----------         ----------
                                                  ----------         ----------

                                                                       Best Universal Lock Co.
                                                         Best Lock     ------------------------    Frank E.
                                                        Corporation    Series A     Series B       Best, Inc.
                                                        -----------    ---------    --------       ----------
Earnings (loss) per common share, three months ended:
September 30, 1996                                       $  13.75        $  3.63     $  3.63         $  2.65
                                                        -----------    ----------    --------       ----------
                                                        -----------    ----------    --------       ----------
September 30, 1995                                       $  (0.62)      $  (0.20)    $ (0.20)        $ (0.15)
                                                        -----------    ----------    --------       ----------
                                                        -----------    ----------    --------       ----------
Weighted average shares outstanding, three months
   ended:
September 30, 1996                                       121,653.85     60,739.31  300,000.00       418,457.89
                                                         ----------     ---------  ----------       ----------
                                                         ----------     ---------  ----------       ----------
September 30, 1995                                       122,797.47     78,498.31  300,000.00       418,457.89
                                                         ----------     ---------  ----------       ----------
                                                         ----------     ---------  ----------       ----------

See accompanying notes to condensed consolidated financial statements.

                             BEST LOCK COMPANIES
                      BEST LOCK CORPORATION AND SUBSIDIARY
BEST UNIVERSAL LOCK CO. ( A NON-OPERATING HOLDING COMPANY) AND SUBSIDIARIES
  FRANK E. BEST, INC. (A NON-OPERATING HOLDING COMPANY) AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                               (Unaudited)
-------------------------------------------------------------------------------
                                               Nine Months Ended September 30
                                               ------------------------------
                                                   1996             1995
                                             -------------      -------------
NET SALES                                    $ 89,774,150       $ 91,081,063

OPERATING EXPENSES
   Cost of goods sold                          48,759,004         51,812,946
   Selling                                     24,627,655         22,296,814
   General and administrative                  12,462,346         13,057,524
   Engineering, research and development          826,862          1,862,879
                                             -------------      -------------
      Total operating expenses                 86,675,867         89,030,163
                                             -------------      -------------
OPERATING INCOME                                3,098,283          2,050,900

   Interest expense                              (889,946)          (590,605)
   Other income, net                              253,803            306,516
                                             -------------      -------------
INCOME before provision for income taxes        2,462,140          1,766,811

   Provision for income taxes                   1,136,968            722,143
                                             -------------      -------------
NET INCOME, Best Lock Corporation and
   Subsidiary                                   1,325,172          1,044,668

   Minority interest in net income, Best
      Lock Corporation and Subsidiary            (284,184)          (213,716)
   Corporate - Best Universal Lock Co.
      expense                                     (34,948)           (10,492)
                                             -------------      -------------
NET INCOME, Best Universal Lock Co. and
   Subsidiaries                                 1,006,040            820,460

   Minority interest in net income, Best
     Universal Lock Co. and Subsidiaries         (169,392)          (230,191)
   Corporate - Frank E. Best, Inc.
     income (expense)                              54,136            (12,479)
                                             -------------      -------------
NET INCOME, Frank E. Best, Inc. and
   Subsidiaries                                $  890,784         $  577,790
                                             -------------      -------------
                                             -------------      -------------

                                                                       Best Universal Lock Co.
                                                         Best Lock     ------------------------    Frank E.
                                                        Corporation    Series A      Series B      Best, Inc.
                                                        -----------    ---------     --------       ----------
Earnings per common share, nine months ended:
September 30, 1996                                       $  10.89         $   2.79      $  2.79        $  2.13
                                                        ----------     ------------  ----------     ----------
                                                        ----------     ------------  ----------     ----------
September 30, 1995                                       $   8.36         $   2.16      $ 2.16         $  1.28
                                                        ----------     ------------  -----------    ----------
                                                        ----------     ------------  -----------    ----------
Weighted average shares outstanding, nine months ended:
September 30, 1996                                      121,653.85        60,739.31   300,000.00    418,457.89
                                                        ----------     ------------  -----------    ----------
                                                        ----------     ------------  -----------    ----------
September 30, 1995                                      124,943.23        79,985.85    300,000.00   450,038.27
                                                        ----------     ------------  -----------    ----------
                                                        ----------     ------------  -----------    ----------

See accompanying notes to condensed consolidated financial statements.

     FRANK E. BEST, INC. (A NONOPERATING HOLDING COMPANY) AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)
------------------------------------------------------------------------------

                                                   September 30   December 31
                                                      1996           1995
                                                   ------------   -----------
CURRENT ASSETS:
   Cash and cash equivalents                       $  3,084,850   $ 1,413,372
   Trade receivables:
      Direct                                         14,325,636    11,878,119
      Sales representatives and other                 3,371,290     1,893,871
      Allowance for uncollectible accounts             (233,320)     (263,559)
   Estimated refundable income taxes                          -     2,628,103
   Current portion of notes receivable                   12,181        14,895
   Inventories                                       11,679,506    11,383,058
   Prepaid income taxes                               4,468,905     4,239,578
   Other prepaid expenses                               180,575       379,906
                                                   ------------    ----------
         Total current assets                        36,889,623    33,567,343
                                                   ------------    ----------
PROPERTY, PLANT AND EQUIPMENT, at cost
   Land and buildings                                13,843,894    14,037,266
   Machinery and equipment                           27,972,248    28,694,247
   Tooling                                            8,703,041     8,423,818
   Furniture, fixtures and other                     13,272,773     9,927,645
   Construction work-in-progress                        188,462     2,473,290
                                                   ------------    ----------
                                                     63,980,418    63,556,266
   Less - accumulated depreciation                  (36,852,349)  (33,734,786)
                                                   ------------    ----------
         Total property, plant and equipment         27,128,069    29,821,480
                                                   ------------    ----------
OTHER ASSETS
   Long-term notes receivable                         3,358,972     3,358,972
   Other assets                                         898,300     1,084,300
                                                   ------------    ----------
         Total assets                              $ 68,274,964  $ 67,832,095
                                                   ------------    ----------
                                                   ------------    ----------

See accompanying notes to condensed consolidated financial statements.

    FRANK E. BEST, INC. (A NONOPERATING HOLDING COMPANY) AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)
------------------------------------------------------------------------------

                                                                  September 30       December 31
                                                                      1996               1995
                                                                  ------------       -----------
CURRENT LIABILITIES:
   Notes payable and current portion of long-term debt            $     2,500        $     2,500
   Current portion of retirement benefit obligations                1,331,663          1,362,431
   Accounts payable                                                 3,267,906          3,517,797
   Customer advances                                                1,712,459          1,433,801
   Accrued liabilities:
      Income taxes                                                    879,609            478,185
      Property and other taxes                                      1,275,449            976,765
      Payroll and vacation pay                                      3,406,512          5,195,317
      Accrued severance                                             1,619,080          3,462,508
      Other                                                         2,118,884            219,252
                                                                  -----------         ----------
         Total current liabilities                                 15,614,062         16,648,556
                                                                  -----------         ----------
LONG-TERM DEBT                                                     15,816,236         15,197,079
RETIREMENT BENEFIT OBLIGATION                                       2,819,090          3,870,345
DEFERRED INCOME TAXES                                               2,586,843          2,120,957
                                                                  -----------         ----------
         Total liabilities                                         36,836,231         37,836,937
                                                                  -----------         ----------
MINORITY INTEREST IN SUBSIDIARIES                                  15,110,079         14,503,728
                                                                  -----------         ----------
SHAREHOLDERS' EQUITY:
   Common stock, $1 par value, 600,000 shares
      authorized; 598,710 shares issued                               598,710            598,710
   Capital surplus                                                     77,972             77,972
                                                                  -----------         ----------
      Total capital stock                                             676,682            676,682

   Accumulated earnings                                            24,771,654         23,880,870

   Cumulative translation adjustment                                 (142,313)           (88,753)

   Treasury stock                                                  (8,977,369)        (8,977,369)
                                                                  -----------         ----------
         Total shareholders' equity                                16,328,654         15,491,430
                                                                  -----------         ----------
         Total liabilities and shareholders' equity             $  68,274,964       $ 67,832,095
                                                                  -----------         ----------
                                                                  -----------         ----------

See accompanying notes to condensed consolidated financial statements.

    FRANK E. BEST, INC. (A NONOPERATING HOLDING COMPANY) AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                (Unaudited)
------------------------------------------------------------------------------

                                                                September 30         December 31
                                                                    1996                 1995
                                                                ------------         -----------
COMMON STOCK, $1 par value, 600,000 shares
  authorized; 598,710 shares issued                              $  598,710           $  598,710

CAPITAL SURPLUS                                                      77,972               77,972
                                                                -----------          -----------
      Total capital stock                                           676,682              676,682
                                                                -----------          -----------
ACCUMULATED EARNINGS
   Balance at beginning of year                                  23,880,870           27,491,946
   Net income (loss) - (nine months ended September 30, 1996
      and twelve months ended December 31, 1995)                    890,784           (3,255,138)
   Cash dividends                                                         -             (317,316)
   Difference between dividends of Series A and
      Series B common shareholders of Best Universal
      Lock Co.                                                            -              (38,622)
                                                                -----------          -----------
   Balance at end of year                                        24,771,654           23,880,870
                                                                -----------          -----------
CUMULATIVE TRANSLATION ADJUSTMENT                                  (142,313)             (88,753)
                                                                -----------          -----------
TREASURY STOCK
   Balance at beginning of year                                  (8,977,369)                   -
   Shares purchased                                                       -           (8,977,369)
                                                                -----------          -----------
   Balance at end of period                                      (8,977,369)          (8,977,369)
                                                                -----------          -----------
      Total shareholders' equity                              $  16,328,654        $  15,491,430
                                                                -----------          -----------
                                                                -----------          -----------

Cash dividends per share:                                     $           -          $      0.53
                                                                -----------          -----------
                                                                -----------          -----------

See accompanying notes to condensed consolidated financial statements.

    FRANK E. BEST, INC. (A NONOPERATING HOLDING COMPANY) AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
------------------------------------------------------------------------------

                                                                      Nine Months Ended September 30
                                                                      ------------------------------
                                                                            1996            1995
                                                                      ---------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Cash received from customers                                         $  85,854,082   $ 88,087,728
  Cash paid to suppliers and employees                                   (85,083,302)   (88,958,826)
  Interest received                                                          148,805        298,324
  Interest paid                                                             (964,382)      (225,301)
  Income taxes (paid) refunded                                             2,134,073     (1,563,424)
                                                                        ------------    -----------
    Net cash provided (used) by operating activities                       2,089,276     (2,361,499)
                                                                        ------------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of property, plant and equipment                         55,085         16,061
  Capital expenditures                                                    (1,054,202)    (4,496,903)
    Net cash used in investing activities                                   (999,117)    (4,480,842)
                                                                        ------------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings against line of credit                                       26,200,000     13,700,000
  Payments on line of credit                                             (25,580,843)             -
  Other borrowings                                                                 -        232,472
  Purchase of treasury stock                                                       -     (9,353,984)
  Redemption of Universal preferred stock                                          -         (6,300)
  Dividends paid - Universal preferred stock                                       -           (441)
  Premium paid on redemption of Universal preferred stock                          -           (315)
                                                                        ------------    -----------
    Net cash provided by financing activities                                619,157      4,571,432
                                                                        ------------    -----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                      (37,839)        19,968
                                                                        ------------    -----------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                    1,671,477     (2,250,941)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                             1,413,373      4,843,579
                                                                        ------------    -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                              $  3,084,850    $ 2,592,638
                                                                        ------------    -----------
                                                                        ------------    -----------

RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
  Net income                                                              $  890,784     $  577,790
  Adjustments-
    Depreciation and amortization                                          4,093,635      3,572,293
    Provision for losses on accounts receivable                               81,972         98,618
    Loss on sale of property, plant and equipment                             41,811         30,966
  Changes in assets and liabilities-                                         453,576        443,907
    (Increase) decrease in:
      Accounts and notes receivable                                       (4,067,711)    (3,388,405)
      Refundable income taxes                                              2,628,103       (882,869)
      Inventories                                                           (327,909)       769,021
      Prepaid income taxes and other expenses                                (29,996)       418,617
      Other assets                                                          (230,860)    (1,340,708)
    Increase (decrease) in:
      Accounts payable, customer advances and accrued liabilities         (1,239,372)    (1,481,608)
      Income taxes payable                                                   411,380       (582,562)
      Deferred income taxes                                                  465,886        229,982
      Retirement benefit and benefit obligation                           (1,082,023)      (826,541)
                                                                        ------------    -----------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                        $  2,089,276   $ (2,361,499)
                                                                        ------------    -----------
                                                                        ------------    -----------

See accompanying notes to condensed consolidated financial statements.

                              BEST LOCK COMPANIES

                      BEST LOCK CORPORATION AND SUBSIDIARY
     BEST UNIVERSAL LOCK CO. (A NONOPERATING HOLDING COMPANY) AND SUBSIDIARIES
       FRANK E. BEST, INC. (A NONOPERATING HOLDING COMPANY) AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. INTERIM FINANCIAL STATEMENTS

   The accompanying condensed consolidated financial statements have not been audited by independent accountants. In the opinion of the Company's management, the financial statements reflect all adjustments necessary to fairly present the results of operations for the three and nine month periods ended September 30, 1996 and 1995, the Company's financial position at September 30, 1996 and December 31, 1995, and the cash flows for the nine-month periods ended September 30, 1996 and 1995. These adjustments are of a normal recurring nature.

   Certain notes and other information have been omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the Company's 1995 Form 10-K.

   The results for the three and nine months ended September 30, 1996 are not necessarily indicative of future financial results.

   The condensed consolidated financial statements for each parent Company in the Best Lock Companies (the Company) include their respective subsidiaries as indicated below:

                                                           Percent Owned
   Parent Company          Subsidiaries              As of September 30, 1996
   --------------          ------------              ------------------------

Frank E. Best, Inc.    Best Universal Lock Co.                 83%
     (Best)

Best Universal Lock    Best Lock Corporation                   79%
 Co. (Universal)

Best Lock              Best Universal Locks Limited (Canada)  100%
 Corporation (Lock or the Company)


2.  INCOME TAXES

The effective tax rate for the third quarter of 1996 was 42.2 percent compared with (38.6) percent for the third quarter of 1995 and the effective tax rates for the nine months ended September 30, 1996 and 1995 were 46.2 percent and 40.9 percent, respectively. The change for all periods presented is due to an increase in state tax expense.

3.  FINANCING ARRANGEMENTS

    The Company entered into a $25.0 million line of credit agreement on February 15, 1995, which was amended December 31, 1995. The agreement expires on May 5, 1998 and bears interest at a variable rate, based upon the prime rate or LIBOR, at the Company's election. The line of credit is secured by a blanket lien on all accounts and notes receivable, inventory, machinery and equipment, and intangible assets with a negative pledge on real estate. The agreement contains financial covenants including those relating to debt service coverage, liabilities to tangible net worth, and tangible net worth, the most restrictive of which relates to tangible net worth. As of September 30, 1996 the Company was in compliance with all required covenants. The covenants require tangible net worth (shareholder equity less certain intangible assets and related party receivables) to increase to $23.5 million by December 31, 1996 and to $28.5 million by December 31, 1997. At
September 30, 1996, tangible net worth was $22.3 million.

4.  RECLASSIFICATIONS

    Certain reclassifications have been made to the statements of income and balance sheet for the prior periods to conform to the current period presentation.

5.  RESTRUCTURING

    During 1995, the Company recorded a restructuring charge of $3.1 million in connection with the announcement of a board approved early retirement, voluntary and involuntary separation plan. The Company's plan was to reduce the number of employees in all divisions and centralize certain functions in the distribution division.

    As of September 30, 1996, 63 employees had separated or agreed to separate under the voluntary separation or early retirement provisions of the plan. In conjunction with the acceptances, the Company accrued approximately an additional $1 million in restructuring expenses during the first quarter of 1996, due to the additional expenses associated with voluntary separation and early retirement. The total number of anticipated separations was reduced during the first quarter from 340 in the original plan to 193, resulting in an approximate $1 million reduction in the reserve. In the third quarter of 1996, the Company made additional changes to the plan, which reduced the number of anticipated separations from 193 to 63 and reduced the restructuring reserve by approximately $800 thousand. The number of anticipated separations was reduced due to a change in the management of the sales and marketing areas of the company, which resulted in a revision to the plan to eliminate positions in those areas.

6.  SUBSEQUENT EVENT

    On November 12, 1996, Lock purchased 1,000 shares of its common stock for $395.00 per share, 1,102 shares of the common stock of Universal for $67.68 per share, and 3,000 shares of the common stock of Best for $30.13 per share from a shareholder. In addition, on such date, each of Lock, Universal, Best and the shareholder entered into a seven year Release Agreement whereby the parties mutually released each other from any claims, and whereby the shareholder, on behalf of itself and its affiliates, agreed not to purchase shares in or take any action with respect to the governance or operations of any of Lock, Universal or Best.

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

ANALYSIS OF RESULTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1995

Sales for the third quarter of 1996 were $800 thousand, or 2.3%, lower than the same period of 1995. The majority of the decrease was in sales from the manufacturing division (BLM) to independent distributors and Authorized Contract Construction Dealers. During the third quarter of 1995, the backlog of unshipped orders at BLM was reduced significantly, which accounted for
approximately $1.7 million in sales.   Sales from the distribution division
(BLS) to end customers in the third quarter of 1996 were also slightly lower than the third quarter of 1995.

The gross profit on sales for the third quarter of 1996 improved by $1.5 million to 45.7% of sales, compared to 40.1% for the same period of 1995. Salaries, wages and fringe benefits in the cost of goods sold decreased $790 thousand from the comparable period of 1995, mainly due to the lower headcount from separation packages offered in the indirect labor areas and lower overall fringe benefit costs. Changes implemented during the first quarter of 1996 to reduce inefficiencies involving the production costs of the Company's lever-handle cylindrical lock also contributed to the improvement in the gross profit. During the third quarter of 1996, the Company discovered that mortise locksets manufactured since December of 1995 did not meet stated standards and could, in certain situations, cause a security breach. A $1.1 million increase in product service expense for the estimated material, labor, and travel costs to replace certain parts in the defective locksets was recorded during the third quarter of 1996. Margins improved in the distribution division during the third quarter of 1996 compared to 1995, due to a price increase implemented by the Company during the quarter.

Operating income for the three months ended September 30, 1996 increased by $3.0 million over the three months ended September 30, 1995 to 9.6% of sales, due to the improved gross profit and reduced selling, general and administrative, and engineering expenses. Third quarter selling, general and administrative, and engineering expenses were $1.5 million lower than the third quarter of 1995. During the third quarter of 1996, the Company revised the number of separations anticipated to be offered under the plan that was approved in the fourth quarter of 1995. This revision reduced general and administrative expenses during the third quarter of 1996 by $800 thousand. The reduction in fringe benefit costs that helped to improve the gross profit also accounted for most of the remaining decrease in selling, general and administrative, and engineering expenses for the quarter.

NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1995

Due to the strong sales performance during the third quarter of 1995 and sluggish sales during the first quarter of 1996, sales for the nine months ended September 30, 1996 were $1.3 million lower than the prior year. The gross profit on sales for the nine months ended September 30, 1996 improved by $1.7 million to 45.7% of sales, compared to 43.1% for the same period of 1995. Salaries, wages and fringe benefits in the cost of goods sold decreased approximately $1 million from the comparable period of 1995, mainly due to the lower headcount from separation packages offered in the indirect labor areas and lower overall fringe benefit costs. Changes implemented during the first quarter of 1996 to reduce inefficiencies involving the production costs of the Company's lever-handle cylindrical lock contributed approximately $590 thousand to the improvement in the gross profit for the nine months. During the third quarter of 1996, the Company discovered that mortise locksets manufactured since December of 1995 did not meet stated standards and could, in certain situations, cause a security breach. A $1.1 million increase in product service expense for the estimated material, labor, and travel costs to replace certain parts in the defective locksets was recorded during the third quarter of 1996.

For the nine months ended September 30, 1996, selling, general and administrative, and engineering expenses were $700 thousand higher than the prior year. Salaries, wages and fringe benefits in the distribution division were $1.1 million higher in 1996 than the comparable period of 1995, which accounted for the majority of the increase. These increases are attributable to expanded service and installation operations, as well as expenses associated with the establishment of an electronics distribution operation. During the third quarter of 1996, the Company revised the number of separations anticipated to be offered under the plan that was approved in the fourth quarter of 1995. This revision reduced general and administrative expenses during the third quarter of 1996 by $800 thousand. Operating income for the nine months ended September 30, 1996 increased $1.0 million from the same period in the prior year.

LIQUIDITY AND CAPITAL RESOURCES

The Company's liquidity continues to be strong at September 30, 1996, due to the availability of approximately $9 million on the line of credit. Working capital increased by approximately $4.4 million, mainly due to increased accounts receivable at September 30, 1996. Refundable income taxes decreased $2.6 million from December 31, 1995 to September 30, 1996 due to the receipt of 1995 estimated tax overpayments and carryback claims. The current ratio improved from 2.0:1 at December 31, 1995 to 2.4:1 at September 30, due to positive cash flow from operations. Inventory turns for the first nine months of 1996 were 5.5, which is comparable to the same period in 1995. Inventory levels at September 30, 1996 have been relatively unchanged since December 31, 1995.

Capital expenditures for the first nine months of 1996 were approximately $1.1 million. Capital spending is projected to total approximately $1.5-$2.0 million for the year. The Company plans to meet its 1996 working capital and capital expenditure requirements through funds from operations and from its existing credit facility. The Company also plans to meet all required bank covenants through results of operations.

PART II.  OTHER INFORMATION
---------------------------

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


                                    FRANK E. BEST, INC.
                                    -------------------
                                        (Registrant)


Date:    NOVEMBER 14, 1996      By: /s/ STEPHEN J. COOPER
                                    ---------------------
                                        Treasurer


                                    /s/ PAULA J. TINKEY
                                    ---------------------
                                        Controller