Form 10-K
period 1996-12-31
BEST FRANK E INC
filed 1997-03-31
CIK 11806

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                      FORM 10-K

                [ X ]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                     For the fiscal year ended December 31, 1996
                                          OR
              [   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                        of the securities exchange act of 1934
    For the transition period from                     to
                                   -------------------    -------------------
                            Commission file number 0-1490
                                 FRANK E. BEST, INC.
                (Exact name of registrant as specified in its charter)

               DELAWARE                                    35-1142810
    (State or other jurisdiction of                     (I.R.S. Employer
     incorporation or organization)                    Identification No.)



  P.O. BOX 50444, INDIANAPOLIS, INDIANA                       46250
 (Address of principal executive offices)                   (Zip Code)

  Registrant's telephone number, including area code:     (317) 849-2250

             Securities registered pursuant to Section 12(b) of the Act:
    Title of each class      Name of each exchange on which registered
    -------------------      -----------------------------------------
            None

             Securities registered pursuant to Section 12(g) of the Act:
                       COMMON STOCK             PAR VALUE $1.00
                                   (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.   Yes   X   No
                                         -----    -----

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

Indicate the number of shares outstanding of each of the registrant's classes of common, as of February 7, 1997.

                    COMMON STOCK                 598,710.00 SHARES

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

                                         NONE

                 FRANK E. BEST, INC. (A NONOPERATING HOLDING COMPANY)


                               FORM 10-K ANNUAL REPORT

                                        INDEX



                         Item Number                                      Page
                          and Title                                        No.
                         -----------                                      ----
 1  Description of Business                                                 3

 2  Properties                                                              6

 3  Pending Legal Proceedings                                               6

 4  Submission of Matters to a Vote of Security Holders                     6

 5  Market for the Registrant's Common Stock and Related Security-
       Holder Matters                                                       7

 6  Selected Financial Data                                                 8

 7  Management's Discussion and Analysis of Financial Condition
       and Results of Operations                                           10

 8  Financial Statements and Supplementary Data                            13

 9  Disagreements on Accounting and Financial Disclosure                   38

10  Directors and Executive Officers of the Registrant                     38

11  Executive Compensation                                                 40

12  Security Ownership of Certain Beneficial Owners and Management         42

13  Certain Relationships and Related Transactions                         45

14  Exhibits, Financial Statement Schedules and Reports on Form 8-K        45

    Signatures                                                             46

    Index to Exhibits                                                      47

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

         Name of Class                1996      1995      1994
         -------------                ----      ----      ----

         Door Security Products        71%       68%       67%
         All Others                    29        32        33

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

                          (viii)  Lock's backlog of orders as of the dates
shown below are believed to be firm:

              February 7, 1997         $4,702,439
              February 9, 1996          4,219,942

                                  It is expected that 100% of Lock's backlog on
February 7, 1997 will be filled within the current fiscal year. Lock's sales and order flow do not generally reflect any seasonal fluctuations.

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

                            (xi)  Registrant did not expend any funds on
research. Lock expended approximately $769,000, $3,055,000 and $3,050,000 on research activities relating to the development of new products or the improvement of existing products in the years ending December 31, 1996, 1995 and 1994, respectively.

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

                                  Lock estimates it will voluntarily invest
approximately $336,802 during its current and succeeding fiscal year to continue to enhance the Company's overall environmental standards. This amount includes capital expenditures ($78,000) and operating expenses of environmental protection facilities.

                          (xiii)  The staff of registrant, being a nonoperating
holding corporation, consisted of its directors, officers and their assistants, being five in number. The staff of Lock as of the close of its fiscal year consisted of approximately 448 production and maintenance employees; and 714 office, sales and executive employees.

         (d) FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES. Lock is engaged, through its totally-held subsidiary, Best Universal Locks Limited, in sales in Canada. There are other foreign sales throughout the world. The total of all such foreign sales amounted to approximately 6%, 6% and 7% of Lock's total sales during 1996 1995 and 1994, respectively. The risk and profitability of such business does not differ substantially from domestic sales.

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

              None.

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

         As determined by a third party professional appraiser, the value of registrant's shares as of December 31, 1996 and 1995 was $30.51 and $30.13 per share respectively.

         There are 557 shareholders of record of registrant's stock as of February 7, 1997.

         Dividends have been declared and paid annually in the respective amounts of $.54 and $.53 per share. There is no known restriction on registrant's present or future ability to pay such dividends other than the availability of sufficient funds. There is a present expectation that dividends will continue to be paid in the future.

         Registrant is utilizing an independent clearinghouse to facilitate submission of stock deemed to be "abandoned property" under various state laws. During 1996, 1995, and 1994, 127, 507 and 0 shares respectively, were submitted to the appropriate state authorities through this clearinghouse. Such property will be held for various periods of time as required by each state prior to being placed on the market for disposition.

ITEM 6.   Selected Financial Data.

        FRANK E. BEST, INC. (A NONOPERATING HOLDING COMPANY) AND SUBSIDIARIES
                   CONSOLIDATED SUMMARY OF SELECTED FINANCIAL DATA
                  FOR THE YEARS ENDED DECEMBER 31, 1996 THROUGH 1992

--------------------------------------------------------------------------------

The following consolidated summary of selected financial data should be read in conjunction with the accompanying notes to consolidated financial statements:

                                                   1996            1995            1994            1993            1992
                                              -------------   -------------   -------------    ------------    ------------
Net sales                                    $  122,358,592  $  117,705,629  $  103,954,763   $  98,895,807   $  84,865,287

Net income (loss) before cumulative
  effect of change in accounting principle        2,486,397      (3,255,138)      1,153,290         497,628       1,358,354

Net income                                        2,486,397      (3,255,138)      1,153,290         865,024       1,358,354

Total assets                                     67,915,682      67,832,095      70,961,235      64,132,055      62,290,288

Long-term obligations
  (excluding deferred taxes)                     18,213,399      19,067,424       4,444,971       4,745,065       4,552,378

Common stock redeemable under
  Stock Bonus Plan                                        -               -       2,288,171               -               -



Earnings and dividends per common share - see page 9

                                 BEST LOCK COMPANIES
                         BEST LOCK CORPORATION AND SUBSIDIARY
      BEST UNIVERSAL LOCK CO. (A NONOPERATING HOLDING COMPANY) AND SUBSIDIARIES
        FRANK E. BEST, INC. (A NONOPERATING HOLDING COMPANY) AND SUBSIDIARIES

                   CONSOLIDATED SUMMARY OF SELECTED FINANCIAL DATA
                  FOR THE YEARS ENDED DECEMBER 31, 1996 THROUGH 1992

--------------------------------------------------------------------------------

                                                              1996           1995           1994           1993           1992
                                                          -------------  -------------  -------------  -------------  -------------
Earnings (loss) per share of common stock:
   Best Lock Corporation and Subsidiary
      Weighted average shares outstanding:                  121,517.24     124,144.13     131,235.37     131,238.85     131,238.85
                                                          -------------  -------------  -------------  -------------  -------------
                                                          -------------  -------------  -------------  -------------  -------------
         Net income (loss) before cumulative effect of
            change in accounting principle                $      28.43   $     (33.88)  $      16.83   $       8.76   $      18.73
         Cumulative effect of SFAS 109 "Accounting
            for Income Taxes"                             $       0.00   $       0.00   $       0.00   $       4.95   $       0.00
                                                          -------------  -------------  -------------  -------------  -------------
         Net income (loss)                                $      28.43   $     (33.88)  $      16.83   $      13.71   $      18.73
                                                          -------------  -------------  -------------  -------------  -------------
                                                          -------------  -------------  -------------  -------------  -------------

   Best Universal Lock Co. and Subsidiaries
      Series A weighted average shares outstanding:          60,588.76      75,669.87      86,469.00      86,469.00      86,469.00
                                                          -------------  -------------  -------------  -------------  -------------
                                                          -------------  -------------  -------------  -------------  -------------
         Series A -
         Net income (loss)                                $       8.11   $      (9.95)  $       3.92   $       3.30   $       4.57
                                                          -------------  -------------  -------------  -------------  -------------
                                                          -------------  -------------  -------------  -------------  -------------

      Series B weighted average shares outstanding:         300,000.00     300,000.00     300,000.00     300,000.00     300,000.00
                                                          -------------  -------------  -------------  -------------  -------------
                                                          -------------  -------------  -------------  -------------  -------------
         Series B -
         Net income (loss)                                $       8.11   $      (9.95)  $       3.92   $       3.30   $       4.57
                                                          -------------  -------------  -------------  -------------  -------------
                                                          -------------  -------------  -------------  -------------  -------------

   Frank E. Best, Inc. and Subsidiaries
     Weighted average shares outstanding:                   274,999.05     427,806.72     598,710.00     598,710.00     598,710.00
                                                          -------------  -------------  -------------  -------------  -------------
                                                          -------------  -------------  -------------  -------------  -------------

         Net income (loss)                                $       9.04   $      (7.61)  $       1.93   $       1.45   $       2.27
                                                          -------------  -------------  -------------  -------------  -------------
                                                          -------------  -------------  -------------  -------------  -------------

Dividends per share:
   Best Lock Corporation, common                          $       5.42   $       5.41   $       5.40   $       5.00   $       4.90
                                                          -------------  -------------  -------------  -------------  -------------
                                                          -------------  -------------  -------------  -------------  -------------

   Best Universal Lock Co. -
     Preferred (7% cumulative)                            $          -   $       7.00   $       7.00   $       7.00   $       7.00
                                                          -------------  -------------  -------------  -------------  -------------
                                                          -------------  -------------  -------------  -------------  -------------
     Series A Common (Note 2)                                     1.68           1.67           1.66           1.63           1.61
                                                          -------------  -------------  -------------  -------------  -------------
                                                          -------------  -------------  -------------  -------------  -------------
     Series B Common (Note 2)                                     1.11           1.10           1.09           1.06           1.04
                                                          -------------  -------------  -------------  -------------  -------------
                                                          -------------  -------------  -------------  -------------  -------------

   Frank E. Best, Inc. Common                             $       0.54   $       0.53   $       0.52   $       0.51   $       0.49
                                                          -------------  -------------  -------------  -------------  -------------
                                                          -------------  -------------  -------------  -------------  -------------

                                          9

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

RESULTS OF OPERATIONS - 1996 VS. 1995

Sales grew modestly in 1996, increasing 4.0% over 1995 to a record of $122
million.   The majority of the increase was generated from improved sales volumes in the Best Locking Systems (distribution) Division. A price increase on selected product lines, which became effective late in the third quarter of 1996, also improved sales slightly.

The gross margin improved significantly over 1995, to 47.7% of sales, compared to 41.0% in the prior year. The Company experienced a number of cost increases in 1995 which were either reduced or not experienced during 1996. These costs were for higher scrap rates (approximately $1.0 million), disposition of obsolete inventory (approximately $2.1 million), and higher salaries, wages, and fringe benefits associated with the manufacture of products ($1.9 million). During 1996, a task force completed a project of decreasing manufacturing costs associated with the production of the 9K lever handle lock. In 1995, the Company experienced approximately $1.8 million in increased material costs associated with the 9K lock, due to a redesign of the product which occurred in late 1994. During the third quarter of 1996, the Company discovered that mortise locksets manufactured since December of 1995 did not meet stated standards and could, in certain situations, cause a security breach. A $1.0 million charge to product service expense was recorded during the third quarter of 1996 as a result.

Operating expenses decreased by $3.0 million from 1995, the majority which is attributable to the following reasons. Salaries, wages and fringe benefits were $2.9 million lower than 1996, due to the 1995 $3.1 million restructuring charge associated with an early retirement, voluntary and involuntary separation plans for employees in certain job classifications, which was completed in 1996. The Company also made changes to the restructuring plan during 1996, which resulted
in a reduction in expense of $800 thousand.   Professional fees decreased $1.9
million from 1995, due to costs associated with development and installation of new software for the order processing accounts payable and general ledger functions which were incurred in 1995. These decreases were partially offset by increases in certain other expenses. Depreciation expense associated with non-production assets increased by $500 thousand, mainly due to depreciation on approximately $4.4 million of computer equipment placed into service during 1995, the majority of which is being depreciated over three years. Telephone, rent, seminars and training, and dues, fees, and subscriptions increased $900 thousand over 1995. The Company began leasing personal computers during 1996 which had previously been purchased, and a full year of costs associated with a corporate computer network, which was installed during 1995, were recognized.

Operating income increased by $13.0 million, to 5.7% of sales, due to the improved margins and lower operating expenses described above. Interest expense increased by $325 thousand in 1996, due to a full year of borrowing against a bank line of credit which was established on February 15, 1995.

Net income increased by $7.7 million to $3.5 million, or 2.8% of sales in 1996. Income tax expense was 42.8% of the income before tax in 1996, compared to a benefit of 35.9% of the loss before tax in 1995. The increase in the effective tax rate is due to an increase in state tax expense.

RESULTS OF OPERATIONS - 1995 VS. 1994

Sales for 1995 were $117.7 million, which was a record, and was 13.2% higher
than 1994.   Improved sales volumes both at the Best Locking Systems Division and at the Best Lock Manufacturing Division, as well as a decrease in the backlog at Best Lock Manufacturing, attributed to the increase in sales. The 1995 gross margin decreased from 47.9% to 41.0% of sales, mainly due to increased material costs. Approximately $1.8 million of the increase in material costs was related to the redesign of the Company's 9K lever handle lock, which occurred in late 1994. The Company did not increase the price of this product to its customers, even though the standard cost per unit increased by approximately 18% due to the redesign. Higher scrap rates in the production of this product were also experienced during 1995, which increased costs by approximately $1.0 million. In addition, the Company disposed of obsolete inventory during the year of approximately $2.1 million. Salaries, wages and fringe benefits associated with the manufacture of products increased by approximately $1.9 million during 1995.

Selling, general and administrative, and engineering costs were $7.3 million higher than 1994 levels. During the fourth quarter of 1995, the Company announced a restructuring plan with the goal of significantly reducing payroll-related expenses. The provisions of the plan included early retirement as well as voluntary and involuntary separation for employees in certain job classifications, mostly non-production related. The Company recorded a $3.1 million restructuring charge in the fourth quarter of 1995 for costs associated with this plan. Professional fees were $3.0 million higher than 1994, mainly due to assistance required for the development and installation of new software for the order fulfillment, accounts payable, and general ledger functions. This software was put into production during the third quarter of 1995 and the first quarter of 1996. Sales commissions were $485,000 higher than 1994, due to higher sales and a change in commission rates. The remainder of the increase in selling, general and administrative, and engineering expenses was mainly due to higher travel expenses of $366,000.

Research and development expenditures for 1995 were approximately the same level as 1994, at $3.1 million. The Company began marketing its electronic access security product during the fourth quarter of 1995. Other research and development expenditures related to the development of computer software.

As a result of the factors described above, operating income decreased by $8.9 million, or 7.6% of sales, to a loss of $6.1 million for 1995. Interest expense increased by $863 thousand, due to borrowings against a bank line of credit. Proceeds from the borrowings were used to finance the purchase of an interest in Best Lock Partnership (a newly-formed partnership created for the purpose of acquiring shares of Best and Universal from Walter E. Best and certain other family members and trusts) and for the payment of severance, vacation and bonus payments to Walter E. Best, Robert W. Best, Richard E. Best, Marshall W. Best and Edwina McLemore in exchange for their resignations. $1.2 million of the proceeds from the borrowings was also used for payment in exchange for covenants not to compete from Walter E. Best, Robert W. Best, Richard E. Best, and Marshall W. Best.

Other income increased by $748,000 from 1994 to 1995. During 1994, the Company accrued $701,000 of professional fees relating to the settlement of claims arising from a derivative action against it by a director, as well as all claims against the Chief Executive Office and another officer. These expenses were reflected in other income (expense) in 1994.

Net income decreased by $6.4 million to a loss of $4.2 million, or 3.6% of sales in 1995. Income tax benefit was 35.9% of the loss before tax in 1995. For 1994, income tax expense was 8.1% of the income before tax, mainly due to the generation of tax credits during 1993 that the company recognized in 1994.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The Company's current ratio was 2.5 at December 31, 1996, compared to 2.0 at December 31, 1995. Current assets increased by $3.9 million during 1996, due to higher receivables. These higher receivables are associated with higher sales during the fourth quarter of 1996 of approximately $5.1 million. Inventories increased by $2.4 million, mainly at the manufacturing division, due to higher order volume in the fourth quarter of 1996. Estimated refundable income taxes decreased $2.6 million due to the receipt of refunds associated with the 1995 net loss.

Property, plant and equipment additions decreased by $4.2 million to $1.4 million in 1996 from the 1995 total of $5.6 million. Approximately $3.4 million of the 1995 capital expenditures related to the installation of enhanced computer systems and related software. Capital expenditures for 1997 are expected to be in the $3.5 million range, which includes approximately $1.5 million for improvements to manufacturing equipment and tooling.

Total liabilities decreased by $2.2 million from 1995 to 1996. Approximately $1.5 million of the decrease was in current liabilities. Accrued restructuring expense decreased $2.5 million, due to payouts of amounts expensed during 1995 and changes to the plan described in Note 14 to the consolidated financial statements. Accounts payable decreased approximately $802 thousand. Accrued income taxes increased $492 thousand, due to higher taxable income in 1996. The warranty accrual, established during 1996, increased $999 thousand. This accrual is for the estimated material, labor and travel costs to replace certain parts in mortise locksets manufactured from December of 1995 through September of 1996, as discussed above.

The Company desires to retain its strong credit rating, and therefore pays all vendors according to terms and takes all discounts offered.

Cash provided by operating activities increased to $3.3 million in 1996, compared with $1.4 million in 1995. The $1.9 million increase was partially due to the increase in net income of $7.7 million, offset by a $4.5 million increase in accounts and notes receivable, and a $2.0 million decrease in accounts payable, customer advances, and other liabilities.

During 1995, the Company negotiated a $25 million bank line of credit for the purpose of acquiring an interest in Best Lock Partnership. On February 15, 1995, $12.0 million was borrowed under the line of credit in order to finance this transaction. As of December 31, 1996, $15.0 million was outstanding. The remainder of the line remains available for additional funds, if required. The Company expects to repay the loan from future operating cash flows. The Company also believes that the amounts available from operating cash flows and under the line of credit will be sufficient to meet its expected cash needs, including planned capital expenditures.

OTHER

Foreign sales were approximately 6% of sales during 1996, which was the same percentage as 1995 and a slight decrease from the 7% level in 1994.

The firm backlog of approximately $4.7 million as of February 7, 1997 is approximately $500 thousand higher than the prior year. The increase is primarily due to a higher volume of orders in January 1997 compared with January 1996.

The Company has not experienced any unusual inflation in its purchases or sales for the years 1996, 1995, or 1994.

The Company has not had and does not expect to incur any significant future environmental liability.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

(a)  1.  Financial Statements:

         Report of Independent Public Accountants

         Corporate Balance Sheets, December 31, 1996 and 1995

         Corporate Statements of Cash Flows for the Years Ended December 31,
           1996, 1996 and 1995

         Consolidated Balance Sheets, December 31, 1996 and 1995

         Consolidated Statements of Income (Loss) for the Years Ended December
           31, 1996, 1995 and 1994

         Consolidated Statements of Shareholders' Equity for the Years Ended
           December 31, 1996, 1995 and 1994

         Consolidated Statements of Cash Flows for the Years Ended December 31,
           1996, 1995 and 1994

         Notes to Consolidated Financial Statements

         Schedules Supporting Consolidated Financial Statements-

         Schedule
          Number

            II     Valuation and Qualifying Accounts - Corporate and Consoli-
                     dated - for the Years Ended December 31, 1996 through
                     1994

           III     Investments in, Equity in Earnings of, and Dividends
                     Received From Affiliates and Other Persons - for the Years Ended December 31, 1996 through 1994

                       REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Shareholders of Frank E. Best, Inc.:

We have audited the accompanying corporate balance sheets of FRANK E. BEST, INC. (a Delaware corporation) as of December 31, 1996 and 1995, and the related corporate statements of cash flows for each of the three years in the period ended December 31, 1996 and the accompanying consolidated balance sheets of FRANK E. BEST, INC. AND SUBSIDIARIES as of December 31, 1996 and 1995, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Companies as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

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


                                                           ARTHUR ANDERSEN LLP

Indianapolis, Indiana,
February 6, 1997.

                 FRANK E. BEST, INC. (A NONOPERATING HOLDING COMPANY)
                               CORPORATE BALANCE SHEETS


-------------------------------------------------------------------------------------------
                                                                      December 31
                                                             ------------------------------
                                                                 1996              1995
                                                             ------------      ------------
ASSETS
   Current assets
      Cash                                                      $  14,208         $  23,545
      Other assets                                                      1                 1
                                                             ------------      ------------
         Total current assets                                      14,209            23,546

   Investment in subsidiary at underlying book value,
      eliminated in consolidation (Note 1) (Schedule III)      17,436,124        15,607,328
                                                             ------------      ------------
                                                            $  17,450,333     $  15,630,874
                                                             ------------      ------------
                                                             ------------      ------------

LIABILITIES AND SHAREHOLDERS' EQUITY
   Other liabilities                                            $  13,077         $  27,641
   Advances from subsidiary, eliminated in consolidation          152,960           111,803
                                                             ------------      ------------
     Total liabilities                                            166,037           139,444

SHAREHOLDERS' EQUITY
   Common stock, $1 par value, 600,000 shares
     authorized and issued, 598,710 shares
     outstanding                                                  598,710           598,710
   Capital surplus                                                 77,972            77,972
                                                             ------------      ------------
      Total capital stock                                         676,682           676,682
                                                             ------------      ------------

   Accumulated earnings
      Balance at beginning of year                             23,880,870        27,491,946
                                                             ------------      ------------
      Net income
         Equity in income (loss) of Universal Consolidated,
            eliminated in consolidation (Note 1)                2,412,249        (3,212,290)
         Corporate income (expense), net                           74,148           (42,848)
                                                             ------------      ------------
   Total net income (loss)                                      2,486,397        (3,255,138)
                                                             ------------      ------------

   Cash dividends paid ($.54 in 1996 and $.53 in 1995)           (323,303)         (317,316)
   Difference between dividends of Series A and
      Series B common shareholders of Best Universal
      Lock Co. (Note 2)                                           (38,622)          (38,622)
   Additional minimum liability for pension                      (178,939)           -
                                                             ------------      ------------
   Balance at end of year                                      25,826,403        23,880,870
                                                             ------------      ------------

   Cumulative translation adjustment                             (151,029)          (88,753)
   Treasury Stock                                              (9,067,760)       (8,977,369)
                                                             ------------      ------------
      Total shareholders' equity                               17,284,296        15,491,430
                                                             ------------      ------------
         Total liabilities and shareholders' equity         $  17,450,333     $  15,630,874
                                                             ------------      ------------
                                                             ------------      ------------



The accompanying notes to consolidated financial statements are an integral part of these statements.

                 FRANK E. BEST, INC. (A NONOPERATING HOLDING COMPANY)
                          CORPORATE STATEMENTS OF CASH FLOWS

-----------------------------------------------------------------------------------------

                                                  ---------------------------------------
                                                          Year Ended December 31
                                                  ---------------------------------------
                                                    1996           1995           1994
                                                  ---------      ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Cash paid to suppliers                         $  (36,738)    $  (16,870)    $  (22,032)
  Cash received from subsidiary                      41,157              -              -
  Income taxes paid                                 (23,453)             -        (24,500)
                                                  ---------      ---------      ---------
    Net cash provided by operating activities       (19,034)      ($16,870)       (46,532)
                                                  ---------      ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Dividend payments                                (323,303)      (317,316)      (311,330)
  Dividend received from subsidiary                 333,000        330,000        327,000
                                                  ---------      ---------      ---------
    Net cash used in financing activities             9,697         12,684         15,670
                                                  ---------      ---------      ---------

NET CHANGE IN CASH AND CASH EQUIVALENTS              (9,337)        (4,186)       (30,862)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR       23,545         27,731         58,593
                                                  ---------      ---------      ---------
CASH AND CASH EQUIVALENTS AT END OF YEAR         $   14,208     $   23,545     $   27,731
                                                  ---------      ---------      ---------
                                                  ---------      ---------      ---------




RECONCILIATION OF NET INCOME (LOSS) TO NET
CASH PROVIDED BY OPERATING ACTIVITIES
  Net income (loss)                              $   74,148     $  (42,848)    $  (22,409)
  Changes in assets and liabilities-
    Increase (decrease) in
      Accounts payable and accrued expenses         (79,397)         9,562        (17,323)
      Income taxes payable                          (13,785)        16,416         (6,800)
                                                  ---------      ---------      ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES        $  (19,034)    $  (16,870)    $  (46,532)
                                                  ---------      ---------      ---------
                                                  ---------      ---------      ---------


The accompanying notes to consolidated financial statements are an integral part of these statements.

        FRANK E. BEST, INC. (A NONOPERATING HOLDING COMPANY) AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS

------------------------------------------------------------------------------------
                                                                 December 31
                                                          --------------------------
                                                             1996           1995
                                                          -----------    -----------
CURRENT ASSETS
   Cash and cash equivalents (Note 1)                    $  2,114,084   $  1,413,372
   Trade receivables
      Direct                                               15,453,983     11,878,119
      Sales representatives and other                       2,486,882      1,893,871
      Allowance for uncollectible accounts                   (244,866)      (263,559)
   Estimated refundable income taxes                           51,632      2,628,103
   Current portion of notes receivable (Note 16)               64,909         14,895
   Inventories (Notes 1 and 4)                             13,779,015     11,383,058
   Deferred income taxes  (Note 5)                          3,224,592      4,239,578
   Prepaid expenses and other                                 355,050        379,906
                                                          -----------    -----------
         Total current assets                              37,421,103     33,567,343
                                                          -----------    -----------

PROPERTY, PLANT AND EQUIPMENT, at cost (Notes 1 and 3)
   Land and buildings                                      13,802,456     14,037,266
   Machinery and equipment                                 27,173,450     28,694,247
   Tooling                                                  8,417,048      8,423,818
   Furniture, fixtures and other                           12,092,891      9,927,645
   Construction work-in-progress                              184,311      2,473,290
                                                          -----------    -----------
                                                           61,670,156     63,556,266
   Less - accumulated depreciation                        (35,515,151)   (33,734,786)
                                                          -----------    -----------
         Total property, plant and equipment               26,155,005     29,821,480
                                                          -----------    -----------

OTHER ASSETS
   Long-term notes receivable (Note 16)                     3,303,799      3,358,972
   Other assets                                             1,035,775      1,084,300
                                                          -----------    -----------

         Total assets                                    $ 67,915,682   $ 67,832,095
                                                          -----------    -----------
                                                          -----------    -----------


The accompanying notes to consolidated financial statements are an integral part of these statements.

        FRANK E. BEST, INC. (A NONOPERATING HOLDING COMPANY) AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS

-----------------------------------------------------------------------------------------

                                                                   December 31
                                                         --------------------------------
                                                             1996                1995
                                                         ------------        ------------
CURRENT LIABILITIES
   Notes payable                                        $       2,500       $       2,500
   Current portion of retirement benefit obligation         1,364,671           1,362,431
   Trade accounts payable                                   2,685,231           3,517,797
   Customer advances                                        1,849,175           1,433,801
   Accrued liabilities
      Income taxes                                            932,055             478,185
      Property and other taxes                                876,670             976,765
      Payroll and vacation pay                              4,413,772           4,225,317
      Accrued restructuring (Note 14)                         999,111           3,462,508
      Accrued medical claims                                  750,000             970,000
      Accrued warranty                                        998,835              -
      Other                                                   177,102             219,252
                                                         ------------        ------------
         Total current liabilities                         15,049,122          16,648,556
                                                         ------------        ------------

LONG-TERM DEBT (Note 7)                                    15,000,000          15,197,079
RETIREMENT BENEFIT OBLIGATION (Note 10)                     3,213,399           3,870,345
DEFERRED INCOME TAXES (Note 5)                              2,305,265           2,120,957
                                                         ------------        ------------
         Total liabilities                                 35,567,786          37,836,937
                                                         ------------        ------------

MINORITY INTEREST IN SUBSIDIARIES                          15,063,600          14,503,728
                                                         ------------        ------------

SHAREHOLDERS' EQUITY
   Common stock, $1 par value, 600,000 shares
      authorized and issued, 598,710 outstanding              598,710             598,710
   Capital surplus                                             77,972              77,972
                                                         ------------        ------------
      Total capital stock                                     676,682             676,682

   Accumulated earnings                                    25,826,403          23,880,870

   Cumulative translation adjustment (Note 1)                (151,029)            (88,753)

   Treasury stock                                          (9,067,760)         (8,977,369)
                                                         ------------        ------------
         Total shareholders' equity                        17,284,296          15,491,430
                                                         ------------        ------------

         Total liabilities and shareholders' equity     $  67,915,682       $  67,832,095
                                                         ------------        ------------
                                                         ------------        ------------


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

                       CONSOLIDATED STATEMENTS OF INCOME (LOSS)

----------------------------------------------------------------------------------------------------------------------------------
                                                                                                   Year Ended December 31
                                                                                       -------------------------------------------
                                                                                            1996            1995           1994
                                                                                       -------------  -------------  -------------
NET SALES                                                                              $ 122,358,592  $ 117,705,629  $ 103,954,763

COST OF GOODS SOLD                                                                        64,006,688     69,400,346     54,111,283
                                                                                       -------------  -------------  -------------
GROSS MARGIN                                                                              58,351,904     48,305,283     49,843,480

OPERATING EXPENSES
   Selling                                                                                33,230,790     30,656,814     26,997,950
   General and Administrative                                                             17,153,433     21,386,060     16,291,879
   Engineering, research and development                                                     997,249      2,336,673      3,775,743
                                                                                       -------------  -------------  -------------
      Total operating expenses                                                            51,381,472     54,379,547     47,065,572
                                                                                       -------------  -------------  -------------

OPERATING INCOME (LOSS)                                                                    6,970,432     (6,074,264)     2,777,908

   Interest expense                                                                       (1,194,986)      (870,062)        (6,809)
   Other income (expense), net                                                               272,102        380,427       (367,685)
                                                                                       -------------  -------------  -------------
INCOME (LOSS) before provision for income taxes                                            6,047,548     (6,563,899)     2,403,414

   Provision (benefit) for income taxes (Note 5)                                           2,592,935     (2,359,401)       195,259
                                                                                       -------------  -------------  -------------
NET INCOME (LOSS), Best Lock Corporation and Subsidiary                                    3,454,613     (4,204,498)     2,208,155

   Minority interest in net (income) loss, Best Lock Corporation and Subsidiary             (479,160)       521,623       (653,892)
   Corporate - Best Universal Lock Co. expense                                               (50,133)       (55,600)       (39,332)
                                                                                       -------------  -------------  -------------
NET INCOME (LOSS), Best Universal Lock Co. and Subsidiaries                                2,925,320     (3,738,475)     1,514,931

   Minority interest in net (income) loss, Best Universal Lock Co. and Subsidiaries         (513,071)       526,185       (339,232)
   Corporate - Frank E. Best, Inc. expense                                                    74,148        (42,848)       (22,409)
                                                                                       -------------  -------------  -------------
NET INCOME (LOSS), Frank E. Best, Inc. and Subsidiaries                                $   2,486,397  $  (3,255,138) $   1,153,290
                                                                                       -------------  -------------  -------------
                                                                                       -------------  -------------  -------------
                                                                                             Best Universal Lock Co.
                                                                             Best Lock    ---------------------------     Frank E.
Earnings (loss) per common share:                                          Corporation     Series A        Series B      Best, Inc.
                                                                          -------------   -----------   ------------   ------------
1996                                                                     $      28.43    $      8.11   $       8.11   $       9.04
                                                                          -----------     ----------    -----------    -----------
                                                                          -----------     ----------    -----------    -----------
1995                                                                     $     (33.88)   $     (9.95)  $      (9.95)  $      (7.61)
                                                                          -----------     ----------    -----------    -----------
                                                                          -----------     ----------    -----------    -----------
1994                                                                     $      16.83    $      3.92   $       3.92   $       1.93
                                                                          -----------     ----------    -----------    -----------
                                                                          -----------     ----------    -----------    -----------
Weighted average shares outstanding:
1996                                                                       121,517.24      60,588.76     300,000.00     274,999.05
                                                                          -----------     ----------    -----------    -----------
                                                                          -----------     ----------    -----------    -----------
1995                                                                       124,114.13      75,669.87     300,000.00     427,806.72
                                                                          -----------     ----------    -----------    -----------
                                                                          -----------     ----------    -----------    -----------
1994                                                                       131,235.37      86,469.00     300,000.00     598,710.00
                                                                          -----------     ----------    -----------    -----------
                                                                          -----------     ----------    -----------    -----------

The accompanying notes to consolidated financial statements are an integral part of these statements.

        FRANK E. BEST, INC. (A NONOPERATING HOLDING COMPANY) AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

---------------------------------------------------------------------------------------------------
                                                                       December 31
                                                         ------------------------------------------
                                                            1,996          1,995          1,994
                                                         ------------   ------------   ------------
COMMON STOCK, $1 par value, 600,000 shares
  authorized and issued, 598,710 shares outstanding     $     598,710  $     598,710  $     598,710

CAPITAL SURPLUS                                                77,972         77,972         77,972
                                                         ------------   ------------   ------------
      Total capital stock                                     676,682        676,682        676,682
                                                         ------------   ------------   ------------

ACCUMULATED EARNINGS
   Balance at beginning of year                            23,880,870     27,491,946     26,688,607
   Net income (loss)                                        2,486,397     (3,255,138)     1,153,290
   Cash dividends (see below)                                (323,303)      (317,316)      (311,330)
   Additional minimum liability for pensions                 (178,939)        -              -
   Difference between dividends of Series A and
      Series B common shareholders of Best Universal
      Lock Co.                                                (38,622)       (38,622)       (38,621)
                                                         ------------   ------------   ------------
   Balance at end of year                                  25,826,403     23,880,870     27,491,946
                                                         ------------   ------------   ------------

CUMULATIVE TRANSLATION ADJUSTMENT                            (151,029)       (88,753)      (111,935)

COMMON STOCK REDEEMABLE UNDER STOCK
   BONUS PLAN (Note 8)                                         -              -          (2,288,171)

TREASURY STOCK
   Balance at beginning of year                                -              -              -
   Shares purchased                                        (9,067,760)    (8,977,369)        -
                                                         ------------   ------------   ------------
   Balance at end of year                                  (9,067,760)    (8,977,369)        -
                                                         ------------   ------------   ------------
      Total shareholders' equity                        $  17,284,296  $  15,491,430  $  25,768,522
                                                         ------------   ------------   ------------
                                                         ------------   ------------   ------------


Cash dividends per share:                               $        0.54  $        0.53  $        0.52
                                                         ------------   ------------   ------------
                                                         ------------   ------------   ------------


The accompanying notes to consolidated financial statements are an integral part of these statements.

        FRANK E. BEST, INC. (A NONOPERATING HOLDING COMPANY) AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS

----------------------------------------------------------------------------------------------------------------
                                                                             Year Ended December 31
                                                                   ---------------------------------------------
                                                                       1996            1995             1994
                                                                   ------------    ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Cash received from customers                                    $ 118,027,816   $ 119,115,865    $ 103,456,897
  Cash paid to suppliers and employees                             (115,354,393)   (117,097,616)     (92,594,751)
  Interest received                                                     190,183         494,908          137,171
  Interest paid                                                      (1,208,188)       (761,831)          (3,353)
  Income taxes refunded (paid)                                        1,619,861      (1,460,682)         (53,856)
                                                                   ------------    ------------     ------------
    Net cash provided by operating activities                         3,275,279         290,644       10,942,108
                                                                   ------------    ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sale of property, plant and equipment                    50,433          88,383          167,565
  Capital expenditures                                               (1,430,687)     (4,543,267)      (3,895,823)
  Note receivable from an officer                                        -               -            (3,400,000)
                                                                   ------------    ------------     ------------
    Net cash used in investing activities                            (1,380,254)     (4,454,884)      (7,128,258)
                                                                   ------------    ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Borrowings against unsecured line of credit                        30,300,000      29,064,607           -
  Payments on unsecured line of credit                              (30,497,079)    (14,100,000)          -
  Purchase of treasury stock                                           (559,973)    (13,793,834)         (20,405)
  Redemption of preferred stock                                          -               (6,300)          -
  Dividend receipts                                                     211,859          -                -
  Dividend payments                                                    (604,594)       (437,904)        (647,995)
  Premium paid on redemption of preferred stock                          -                 (315)          -
                                                                   ------------    ------------     ------------
    Net cash provided by (used in) financing activities              (1,149,787)        726,254         (668,400)
                                                                   ------------    ------------     ------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                 (44,524)          7,779           (6,860)
                                                                   ------------    ------------     ------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                 700,714      (3,430,207)       3,138,590
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                        1,413,372       4,843,579        1,704,989
                                                                   ------------    ------------     ------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                          $   2,114,086   $   1,413,372    $   4,843,579
                                                                   ------------    ------------     ------------
                                                                   ------------    ------------     ------------


RECONCILIATION OF NET INCOME (LOSS) TO NET CASH PROVIDED BY
OPERATING ACTIVITIES
  Net income (loss)                                               $   2,486,397   $  (3,255,138)   $   1,153,290
  Adjustments-
    Depreciation and amortization                                     5,464,788       4,904,810        4,364,558
    Provision for losses on accounts receivable                         128,006         117,417           38,413
    Loss (gain) on sale of property, plant and equipment                125,232          83,408           (4,875)
    Minority interest related to current year earnings                  992,231      (1,047,808)         993,124
    Deferred income taxes (credit)                                    1,199,294        (148,412)        (125,857)
  Changes in assets and liabilities-
    (Increase) decrease in
      Accounts and notes receivable                                  (4,482,755)        600,453         (703,419)
      Refundable income taxes                                         2,576,471      (2,559,696)       1,484,991
      Inventories                                                    (2,431,366)      3,226,858         (139,575)
      Prepaid expenses and other                                         24,856        (900,220)      (1,860,533)
      Other assets                                                     (452,224)     (1,453,288)         127,582
    Increase (decrease) in
      Accounts payable, customer advances and accrued liabilities    (1,895,169)      1,707,866        4,968,206
      Income taxes payable                                              465,076        (391,444)         676,421
      Additional minimum liability for pension                         (270,852)              -                -
      Retirement benefit and benefit obligation                        (654,706)       (594,162)         (30,218)
                                                                   ------------    ------------     ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                         $   3,275,279   $     290,644    $  10,942,108
                                                                   ------------    ------------     ------------
                                                                   ------------    ------------     ------------


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

     b.  PRINCIPLES OF CONSOLIDATION
          The consolidated financial statements for each parent company in the Best Lock Companies include their respective subsidiaries as indicated below:

                                                                       Percent
     Parent Company                Subsidiaries                         Owned
     --------------                ------------                        -------
     Frank E. Best, Inc.         Best Universal Lock Co.                 83%
     (Best)
     Best Universal Lock Co.
     (Universal)                 Best Lock Corporation                   79%
     Best Lock Corporation
     (Lock or the Company)       Best Universal Locks Limited (Canada)  100%

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

     d.  INVENTORIES
          Inventories are valued using the last-in, first-out (LIFO) method for approximately 97% of consolidated inventories. The remaining inventories are valued at the lower of cost, first-in, first-out (FIFO) or market.

     e.  REVENUE RECOGNITION
          Sales are recognized when product is shipped to customers or when service or installation is complete.

                                BEST LOCK COMPANIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


     f.  DEPRECIATION
          Depreciation is provided on the straight-line method for book purposes and on an accelerated method for income tax purposes.

     g.  AMORTIZATION
          During 1995, the Company purchased covenants not to compete for $1,240,000 which are being amortized ratably over the life of the covenants. Amortization expense was $248,000 in 1996 and $206,667 in 1995.

     h.  RESEARCH AND DEVELOPMENT
          Research and development costs related to products are expensed as
incurred.    Development costs related to software for internal use are expensed or capitalized as incurred, depending on the useful life of the expenditure.
The total amounts expensed were approximately $769,000, $3,055,000 and $3,050,000 in 1996, 1995, and 1994, respectively.

     i.  CURRENCY TRANSLATION
          The accounts of Lock's Canadian subsidiary are translated whereby the balance sheet accounts are translated at the exchange rate in effect at period end, income accounts are translated at the average rate of exchange during the period, and translation gains and losses are excluded from net earnings by being recorded as a component of shareholders' equity (Cumulative Translation Adjustment). The consolidated financial statements include translation (losses) gains of ($87,109), $56,459 and ($89,392) in 1996, 1995 and 1994, respectively, all of which are reflected as a component of shareholders' equity.

     j.  NONCASH TRANSACTION
          The Company financed the purchase of $348,702 of treasury stock during 1995 by issuing a note payable.

     k.  USE OF ESTIMATES
          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2.  DIVIDENDS

     The Articles of Incorporation of Universal require that dividends on common stock be distributed on a noncumulative basis as follows: a) the first approximately $138,000 in dividends are to be distributed equally to Series A holders and to Series B holders and, b) the remainder is distributed on an equal per share basis to Series A and B holders. These disproportionate distributions are reflected in calculating the minority interest of Best.

                                BEST LOCK COMPANIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


3.  PROPERTY, PLANT AND EQUIPMENT

     For financial reporting purposes, depreciation is provided using the following straight-line rates:
          Buildings                     2.50%, 3% & 5%
          Land Improvements             6.67% & 10%
          Machinery and equipment       8.33%
          Tooling                       12.50% & 20%
          Furniture and fixtures        10% to 33%
          Vehicles                      20% to 50%

     A 3-year depreciation life was adopted in 1995 for certain items such as computers, fax machines, copiers and telephone systems, to reflect a decreased useful life resulting from accelerating technology changes. The depreciable life for additions of this type was 5 years in 1994 and years prior. Computer software is being depreciated using a 5 year life.

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

     Retirements are removed from property accounts at cost and the related depreciation is removed from the accumulated depreciation accounts. Gains or losses on dispositions of property and equipment are reflected in other income (expense), net in the consolidated statements of income (loss).

4.  INVENTORIES

     FIFO cost of inventories approximates replacement cost and exceeds LIFO inventory by $7,923,000, $8,597,000, and $7,616,000 in 1996, 1995 and 1994,
respectively.

     Inventories reflected at LIFO cost were as follows:

                                                    December 31
                                     ---------------------------------------
                                         1996          1995         1994
                                     -----------   -----------  ------------

Finished goods                        $5,327,940    $4,958,614   $6,526,239
Work-in-process                        8,171,868     6,182,505    7,816,878
Raw material                             279,207       241,939      235,941
                                     -----------   -----------  ------------
Total Inventory                      $13,779,015   $11,383,058  $14,579,058
                                     -----------   -----------  ------------
                                     -----------   -----------  ------------

                                BEST LOCK COMPANIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


     The cost of materials, direct labor and manufacturing overhead associated with the production of inventories is included in the valuation of inventory.

     During 1995, inventory quantities were reduced. This reduction resulted in a liquidation of LIFO inventory quantities carried at lower costs prevailing in prior years as compared with the cost of 1995 purchases. The effect of this liquidation increased net income by approximately $480,000 or $3.87 per share of common stock in 1995.

5.  INCOME TAXES

     The provision (benefit) for income taxes consisted of the following:


                                                     Years Ended December 31
                                            ---------------------------------------
                                                1996           1995         1994
                                            ----------    ------------  -----------
      U.S. Federal -
           Current                          $  686,229    $(1,293,028)  $1,688,594
           Deferred                          1,101,944       (646,845)  (1,847,248)
      Foreign -
          Current                              144,207        203,810       12,880
          Deferred                               --             4,902       17,694
      State -
          Current                              563,205       (515,232)     462,885
          Deferred                              97,350       (113,008)    (139,546)
                                            ----------    ------------  -----------
                                            $2,592,935    $(2,359,401)    $195,259
                                            ----------    ------------  -----------
                                            ----------    ------------  -----------

Earnings (loss) before income taxes were as follows:

                                                Years Ended December 31
                                       ---------------------------------------
                                           1996           1995         1994
                                       ----------    ------------  -----------

Domestic                               $5,704,209    $(7,060,863)  $2,335,442
Foreign                                   343,339        496,964       67,972
                                       ----------    ------------  -----------
                                       $6,047,548    $(6,563,899)  $2,403,414
                                       ----------    ------------  -----------
                                       ----------    ------------  -----------

                                BEST LOCK COMPANIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


The effective income tax rate varied from the U.S. Federal statutory rate for the following reasons:


                                                      Years Ended December 31
                                             ---------------------------------------
                                                 1996           1995         1994
                                             ----------    ------------  -----------
      Statutory Federal tax rate                  34.0%        (34.0%)        34.0%
      The statutory rate of tax provided
           was increased (decreased) by:
      State income taxes, net of
           Federal income tax benefit              7.2           (6.3)         8.8
      Foreign tax credit                          (7.4)             -        (27.3)
      Foreign income taxes                         0.5            0.6          0.3
      Alternative minimum tax credits
           and research and development
           tax credits                            -              -           (10.8)
      Nondeductible expenses                       7.5            5.5          5.0
      Other                                        1.1           (1.7)        (1.9)
                                             ----------    ------------  -----------
      Effective rate of tax provided
           (benefited)                            42.9%         (35.9)%        8.1%
                                             ----------    ------------  -----------
                                             ----------    ------------  -----------

     At December 31, 1996, the Company had $605,000 of unutilized foreign tax credits. Of this amount, approximately $158,000 must be used by 1998; the balance expires in 2001. The Company believes these foreign tax credits will be utilized during the carryover period and thus has recorded the benefit of the credits as a reduction to the provision for income taxes for the year ended December 31, 1996.

     The Company also has alternative minimum tax credits available to offset future U.S. tax obligations. These credits have no expiration date and were generated as a result of the carryback of the 1995 net operating loss to 1992 and 1993. The benefit of the balance of these credits of $147,000 has been reflected as a reduction to the provision for income taxes for the year ended December 31, 1996.

                                BEST LOCK COMPANIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


     The tax effect of temporary differences giving rise to the Company's consolidated current and noncurrent deferred income taxes are as follows:

                                                   Asset (Liability) as of December 31
                                                   -----------------------------------
                                                                1996         1995
                                                            ----------    -----------
      Current deferred income taxes:
      Vacation accrual                                        $819,419     $768,760
      Inventory capitalized for tax purposes,
           expensed for book purposes                          228,699      209,286
      Current portion of pension and qualified
           retirement benefit obligations                      692,502      625,097
      Restructuring accrual                                    398,029    1,382,926
      Medical claims accrual                                   213,679      301,547
      Inventory reserve                                        119,820      119,820
      Current portion of foreign tax credit                    202,990      307,467
      Current portion of AMT credit                            147,155      287,037
      Warranty accrual                                         265,956           --
      Other                                                    136,343      237,638
                                                            ----------    -----------
                                                            $3,224,592   $4,239,578
                                                            ----------    -----------
                                                            ----------    -----------
      Noncurrent deferred income taxes:
      Excess tax over book depreciation                    $(3,811,799) $(4,366,125)
      Noncurrent portion of foreign tax credit                 401,769      508,612
      Noncurrent portion of AMT credit                              --      345,788
      Noncurrent portion of pension and
           qualified retirement benefit obligations          1,094,384    1,337,114
      Other                                                     10,381       53,654
                                                            ----------    -----------
                                                           $(2,305,265) $(2,120,957)
                                                            ----------    -----------
                                                            ----------    -----------

                                BEST LOCK COMPANIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


6.  LICENSE AGREEMENT

     Under the terms of a 1928 license agreement between Lock and its parent companies (Universal and Best), Lock agreed to issue a companion share of stock to Universal for each share of voting stock sold or otherwise disposed of during the full period of the corporate existence.

7.  DEBT

     The Company has an agreement with a financial institution for letters of credit available primarily for issuance to a foreign vendor. At December 31, 1996, the Company had no outstanding letters of credit.

     The Company entered into a $25.0 million line of credit agreement on February 15, 1995, which was amended effective December 31, 1996 and December 31, 1995. The agreement expires on May 5, 1998 and bears interest at a variable rate, based upon the prime rate or LIBOR, at the Company's election. The line of credit is secured by a blanket lien on all accounts and notes receivable, inventory, machinery and equipment, and intangible assets with a negative pledge on real estate. The agreement contains financial covenants including those relating to debt service coverage, tangible net worth, and liabilities to tangible net worth. As of December 31, 1996, the Company was in compliance with all required covenants.

8.  STOCK BONUS PLAN

     The Best Lock Corporation Stock Bonus Plan (Stock Bonus Plan) is available to Lock employees meeting certain eligibility requirements. The Stock Bonus Plan is noncontributory and is qualified pursuant to the applicable provisions of the Internal Revenue Code. Lock did not contribute to the Stock Bonus Plan in 1996, 1995, and 1994. Contributions are determined by Lock's Board of Directors.

     Plan participants, upon reaching certain eligibility requirements, may receive cash or shares of Lock, Universal and/or Best common stock. In the event the participants elect or are required to receive shares, the participants have the right to require Lock to repurchase such shares in cash at its fair market value. As a result, the fair market value of the shares, determined based on an independent appraisal, held by the Stock Bonus Plan, has been reflected in the accompanying consolidated balance sheets as "Common stock and common stock of Universal, redeemable under Stock Bonus Plan." The Stock Bonus Plan was amended in 1996 to allow 1996 retirees to receive distributions earlier than the plan previously provided. The accelerated payout for the 1996 retirees is based on a formula which considers age and years of service.

     On December 28, 1995, Lock purchased all of the common stock of Best held by the Stock Bonus Plan at an independently appraised value as of December 27, 1995, of $29.74 per share. The purpose of this transaction was to provide liquidity to the Stock Bonus Plan in anticipation of payments out of the plan pursuant to the early retirement plan discussed in Note 14.

                                BEST LOCK COMPANIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


     9.  SEGMENT REPORTING

     The Best Lock Companies are engaged in the manufacture and sale of access control products and services only, and as such do not report on a segment basis. Sales outside the U.S. amounted to approximately 6% of total sales during 1996 and 1995 and 7% of total sales during 1994.

10.  RETIREMENT PLANS

     Effective September 1, 1989, the Company adopted a noncontributory defined benefit Employees' Pension Plan (the Plan) to provide retirement benefits to substantially all current and retired U.S. employees as of September 1, 1989. The Company has received a favorable determination letter for the Plan from the Internal Revenue Service. The Plan provides benefits for past service only.
The monthly benefit is based on the employee's years of service and compensation as of September 1, 1989. The benefits for retired employees were based upon amounts specified in the Plan. Under the Plan's provisions, all participants were 100% vested at September 1, 1989. Normal retirement age is 65 with provisions for earlier retirement with reduced benefits. After several years of accelerated funding, the Company is currently making quarterly contributions to the Plan in amounts necessary to meet minimum governmental funding requirements. Company contributions are made to a trust fund whose assets consist of investments in high-quality short-term money market instruments.

     A summary of the components of net periodic pension cost in 1996, 1995 and 1994 for the Plan follows:

                                               1996        1995       1994
                                             ---------   --------   --------
     Interest cost on projected
       benefit obligation                    $557,686    $691,987   $230,566
     Actual return on plan assets            (277,736)   (351,395)  (198,724)
     Net amortization and deferral           (204,119)      --         --
                                             ---------   --------   --------
     Net periodic pension costs               $75,831    $340,592    $31,842
                                             ---------   --------   --------
                                             ---------   --------   --------

Plan assumptions in 1996, 1995 and 1994 were:

     Discount rate . . . . . . . . . . . . . . . . . . . . . . . .     8.0%
     Expected long-term rate of return on Plan assets. . . . . . .     8.0%

                                BEST LOCK COMPANIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


     The following table sets forth the Plan's funded status and amounts recognized in the consolidated balance sheet at December 31, 1996:

      Actuarial present value of benefit obligation                    $7,631,924
      Plan assets at fair value                                         6,298,993
                                                                       ----------
      Projected benefit obligation in excess of plan assets             1,332,931
      Unrecognized net gain (loss)                                       (376,747)
      Prior service cost not yet recognized                              (164,879)
      Remaining net asset at transition                                   259,065
      Intangible asset                                                    164,879
      Charge to equity                                                    117,682
                                                                       ----------
      Net pension liability                                            $1,332,931
                                                                       ----------
                                                                       ----------

     In addition to the Plan adopted on September 1, 1989, the Company executed supplemental retirement benefit agreements with certain retirees and officers. For financial reporting purposes, the actuarial present value (discounted at 8%) of the benefits to be provided under the terms of these agreements were recognized in 1989 and subsequent years. Prior to 1995, the agreement with the Company's former President was amortized over his estimated remaining service life. Effective in 1994, the actuarial present value of the benefit to be provided to the Company's former President under the terms of the agreement was fully recognized. This change in assumptions resulted in an increase in 1994 expense of approximately $800,000. The benefits under these agreements will be paid monthly by the Company over the lifetime of the recipients and, upon their death, 50% of the scheduled amount for the lifetime of the surviving spouse.

     A summary of the components of net periodic pension cost in 1996, 1995 and 1994 for the supplemental retirement benefit agreements follows:


                                                   1996        1995        1994
                                                --------    --------    ----------
      Interest cost on projected
         benefit obligation                     $226,858    $356,758    $1,030,833
      Actual return on plan assets                 --          --            --
      Net amortization and deferral                4,325       --            --
                                                --------    --------    ----------
      Net periodic pension costs                $231,183    $356,758    $1,030,833
                                                --------    --------    ----------
                                                --------    --------    ----------

                                BEST LOCK COMPANIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


Supplemental retirement benefit agreement assumptions in 1996, 1995 and 1994 were:

     Discount rate. . . . . . . . . . . . . . . . . . . . .   8.0%
     Expected long-term rate of return on assets. . . . . .   8.0%

The following table sets forth the funded status of the supplemental retirement benefit agreements and amounts recognized in the consolidated balance sheet at December 31, 1996:

          Actuarial present value of benefit obligation          $2,991,444
          Plan assets at fair value                                 114,311
                                                                 -----------
          Projected benefit obligation in excess of plan assets   2,877,133
          Unrecognized net gain (loss)                             (153,170)
          Remaining net asset (obligation) at transition            (34,596)
          Intangible asset                                           34,596
          Charge to equity                                          153,170
                                                                 -----------
          Net pension liability                                  $2,877,133
                                                                 -----------
                                                                 -----------

          A summary of the retirement benefit obligations included in the consolidated balance sheets is presented below:

                                                         1996          1995
                                                     ----------    ----------
          Defined Benefit Employees Pension Plan $1,332,931 $1,777,989 Supplemental Retirement Benefit
            Agreements                                2,877,133     3,035,429
          Other                                         368,453       419,358
                                                     ----------    ----------
                                                     $4,578,517    $5,232,776
                                                     ----------    ----------
                                                     ----------    ----------
          Current Portion                            $1,365,118    $1,362,431
          Noncurrent Portion                          3,213,399     3,870,345
                                                     ----------    ----------
                                                     $4,578,517    $5,232,776
                                                     ----------    ----------
                                                     ----------    ----------

     The Company implemented a 401(k) profit sharing plan (the 401(k) Plan) during 1994. Employees are eligible after reaching age 21 and completing one year of continuous service as of the enrollment dates each year. Employer contributions to the 401(k) Plan are determined by the Company's Board of Directors. Participants begin vesting in the employer contributions after 1 year of service at which time they are 20% vested. Employees become 100% vested after 5 years of service. Company contributions to the 401(k) Plan amounted to $541,000, $571,000 and $221,000 in 1996, 1995 and 1994, respectively.

                                BEST LOCK COMPANIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


11.  CONTINGENCIES

     From time to time the Company is a party to litigation incidental to its business. Management is of the opinion that the ultimate resolution of known claims will not have a material adverse impact on the Company's financial position or results of operations.

     The Company leases various office and warehouse facilities and other vehicles under noncancelable lease arrangements. Lease terms are from one to ten years and most provide options to renew. Future minimum lease payments under noncancelable operating leases as of December 31, 1996 are as follows:

                                             Amount
                                          ----------
                              1997        $  991,592
                              1998           774,249
                              1999           452,072
                              2001           223,066
                              2001-2005      448,784
                                          ----------
                                          $2,889,763
                                          ----------
                                          ----------

     Rent expense charged to operations totaled $956,413, $761,024 and $852,565 in 1996, 1995, and 1994, respectively.

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

                                            December 31
                                   -----------      -----------
                                       1996             1995
                                   -----------      -----------
                Best               $17,436,000      $15,607,000
                Universal           21,920,000       19,954,000
                Lock                 2,056,000        1,934,000

                                BEST LOCK COMPANIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


13.  RECLASSIFICATIONS

     Certain reclassifications have been made to the consolidated statements of income (loss) and balance sheet for the prior years to conform to the current year presentation.

14.  RESTRUCTURING

     During 1995, the Company recorded a restructuring charge of $3.1 million in connection with the announcement of a board approved early retirement, voluntary and involuntary separation plan. The Company's plan was to reduce the number of employees in all divisions and centralize certain functions in the distribution division.

     As of December 31, 1996, 63 employees had separated or agreed to separate under the voluntary separation or early retirement provisions of the plan. In conjunction with the acceptances, the Company accrued approximately an additional $1 million in restructuring expenses during 1996, due to the additional expenses associated with voluntary separation and early retirement. The total number of anticipated separations was reduced from approximately 340 in the original plan to 63, resulting in an approximate $1.8 million reduction in the reserve. The number of anticipated separations was reduced due to a change in the management of the sales and marketing areas of the Company, which resulted in a revision to the plan to eliminate positions in those areas.

15.  PARTNERSHIP INTEREST

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

     On February 15, 1995, Lock purchased for cash an 87% non-voting interest in a partnership for $5,582,626. The purpose of the partnership, which was newly
formed, is to acquire and hold securities for investment purposes.    The
partnership purchased directly or indirectly 204,053 shares of Best common stock, 8,787 shares of Universal Series A common stock and 11.25 shares of
Universal preferred stock.    In addition, Lock acquired 6,742 shares of its own
common stock at an appraised value of $385.00 per share or $2,595,670. Lock's acquisition of its interest in the partnership and its redemption of its own common shares were funded through the utilization of a portion of the line of credit of $25,000,000 as discussed in Note 7.

                                BEST LOCK COMPANIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


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

16.  RELATED PARTY TRANSACTIONS

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

     Walter E. Best, former President of the Company, is the President and owns in excess of 10% of the stock of Best Aircraft Corporation. The Company leased automobiles from Best Aircraft Corporation during 1995 and 1994, paying $30,030 and $183,470 for such services, respectively. Larry W. Rottmeyer, employed during 1994, became a Director and Vice President of the Company during 1995. Mr. Rottmeyer resigned as a Director on February 26, 1996 and was removed as a Vice President on March 5, 1996. During Mr. Rottmeyer's employment, he was also a Director and a greater than 10% equity owner of Marcon, Inc. until June 9, 1995. The Company purchased market research services from Marcon, Inc., during 1995, paying $547,942 for such services. Eric M. Fogel, Director from October 30, 1995 until March 1, 1996, is a partner in the law firm of Holleb & Coff.
The Company paid Holleb & Coff $438,399 and $112,221 in 1996 and 1995 for legal services.

                                BEST LOCK COMPANIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


17.  REDEMPTION OF BEST UNIVERSAL LOCK CO. STOCK

     On July 1, 1995, Universal redeemed all 63 shares of its outstanding preferred stock at $105 per share plus cumulative dividend, for a total of $7,056.

18.  OUTSTANDING SHARES

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

         VALUATION AND QUALIFYING ACCOUNTS - CORPORATE AND CONSOLIDATED
               FOR THE YEARS ENDED DECEMBER 31, 1996 THROUGH 1994

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                         Collections     Deductions
                                                                            Additions    of Accounts    For Accounts
                                                            Balance        Charged to     Previously     Receivable      Balance
               Description                                 January 1        Income       Written off    Written off    December 31
--------------------------------------------              -----------      -----------  -------------  -------------- -------------
CORPORATE

     Best Universal Lock Co. - 1996                          $  -           $  -           $  -           $  -           $  -
                                                              -------        -------        -------        -------        -------
                                                              -------        -------        -------        -------        -------
      Best Universal Lock Co. - 1995                         $  -           $  -           $  -           $  -           $  -
                                                              -------        -------        -------        -------        -------
                                                              -------        -------        -------        -------        -------
      Best Universal Lock Co. - 1994                         $  -           $  -           $  -           $  -           $  -
                                                              -------        -------        -------        -------        -------
                                                              -------        -------        -------        -------        -------


      Frank E. Best, Inc. - 1996                             $  -           $  -           $  -           $  -           $  -
                                                              -------        -------        -------        -------        -------
                                                              -------        -------        -------        -------        -------
      Frank E. Best, Inc. - 1995                             $  -           $  -           $  -           $  -           $  -
                                                              -------        -------        -------        -------        -------
                                                              -------        -------        -------        -------        -------
      Frank E. Best, Inc. - 1994                             $  -           $  -           $  -           $  -           $  -
                                                              -------        -------        -------        -------        -------
                                                              -------        -------        -------        -------        -------
CONSOLIDATED  (Best Lock
      Corporation and Subsidiaries)

      Allowance for uncollectible
          accounts receivable - 1996                      $  263,559      $  128,006      $  41,820    $  (188,519)    $  244,866
                                                             -------         -------         -------      ---------       -------
                                                             -------         -------         -------      ---------       -------
      Allowance for uncollectible
          accounts receivable - 1995                      $  244,829      $  117,417      $  28,522    $  (127,209)    $  263,559
                                                             -------         -------         -------      ---------       -------
                                                             -------         -------         -------      ---------       -------
      Allowance for uncollectible
          accounts receivable - 1994                      $  350,136       $  38,413       $  4,134    $  (147,854)    $  244,829
                                                             -------         -------         -------      ---------       -------
                                                             -------         -------         -------      ---------       -------

Note:  Best Universal Lock Co. and the Frank E. Best, Inc. are nonoperating holding companies and do not have any significant assets or liabilities, other than their investment in subsidiaries.

                                                                    SCHEDULE III

        FRANK E. BEST, INC. (A NONOPERATING HOLDING COMPANY) AND SUBSIDIARIES
          INVESTMENTS IN, EQUITY IN EARNINGS OF, AND DIVIDENDS RECEIVED FROM
                             AFFILIATES AND OTHER PERSONS
                 FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

---------------------------------------------------------------------------------------------------

Name of Issuer and Title of Issue                            1996           1995           1994
---------------------------------                        ------------   ------------   ------------

Frank E. Best, Inc.
   SUBSIDIARY CONSOLIDATED:
      Best Universal Lock Co.
         Series B common stock, no par value

         Year acquired:  1928 Through 1948
         Consideration:  Asset and Intangibles

Number of shares                                              300,000        300,000        300,000
                                                         ------------   ------------   ------------
                                                         ------------   ------------   ------------


Balance, January 1                                      $  15,607,328  $  28,142,427  $  27,382,921

   Equity in net income of subsidiary consolidated          2,412,249     (3,212,290)     1,175,699

   Distribution of earnings by subsidiary                    (333,000)      (330,000)      (327,000)

   Additional minimum liabitlity for pension                 (178,939)        -              -

   Transfer of minority interests' proportionate share        (38,622)       (38,622)       (38,621)

   Amortization of basis difference                           119,735         -              -

   Change in cumulative translation adjustment                (62,276)        23,182        (50,572)

   Change in treasury stock                                   (90,351)    (8,977,369)        -
                                                         ------------   ------------   ------------

Balance, December 31                                    $  17,436,124  $  15,607,328  $  28,142,427
                                                         ------------   ------------   ------------
                                                         ------------   ------------   ------------


 ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                       PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The directors and officers have not been selected as such under any arrangement or understanding between them and any other person(s).

         (a) IDENTIFICATION OF DIRECTORS. Russell C. Best, 35, holds the position of Director, Chief Executive Officer and President. He has served as a director since 1991. Mariea L. Best, 33, Director, has served in this position since 1995. Gregg A. Dykstra, 40, served as Director and Vice President until February 17, 1997 when he resigned his officer and director positions. He has served as a director since 1995. All directors serve until the next annual meeting or until their successor is elected and qualified.

         (b) IDENTIFICATION OF EXECUTIVE OFFICERS. Russell C. Best, 35, has served as Chief Executive Officer since 1994 and as President since 1995. Gregg
A. Dykstra, 40, served as Vice President from 1995 until February 17, 1997, when he resigned his officer position. Mark G. Ahearn, 42, has served as Secretary since 1996. Stephen J. Cooper, 49, has served as Treasurer since 1996. Paula
J. Tinkey, 39, has served as Controller since 1996. All officers serve until their successor is appointed.


         (c)  IDENTIFICATION OF CERTAIN SIGNIFICANT EMPLOYEES.

                   None.

         (d) FAMILY RELATIONSHIPS. Mariea L. Best is the spouse of Russell C. Best.

         (e) BUSINESS EXPERIENCE OF DIRECTORS AND EXECUTIVE OFFICERS DURING THE PAST FIVE YEARS.

              (1) Russell C. Best, President/Chief Executive Officer and Director, has served registrant and Best Universal Lock Co. as President since 1995; prior thereto Vice President of registrant and Best Universal Lock Co. since 1990; Chairman of the Board of Lock since March 1995; President of Lock since February 15, 1995; CEO of Lock since May, 1994; Executive Vice President of Lock from June 1992 to May 1994; Marketing Director of Lock from 1989-1992; Director of registrant, Best Universal Lock Co. and Lock since 1991.

                   Mariea L. Best, Director, has served as a Director of registrant since 1995; Vice President of registrant and Best Universal Lock Co. since 1995; sole shareholder and president of Best Event and Travel, Inc. from 1991-1994; Special Event Coordinator for Wiersma from 1987-1990; Director of registrant, Best Universal Lock Co. and Lock since 1995.


                   Gregg A. Dykstra, Vice President, has served registrant and Best Universal Lock Co. in this capacity since May 1996 until February 17, 1997; Secretary of registrant and Best Universal Lock Co. from March 1995 to April 1996; Treasurer of registrant, Best Universal Lock Co. and Lock from March 1995 to March 1996; Secretary of Lock from March 1995 to October 1995; Vice President of Lock since 1995 until February 17, 1997; General Counsel of Lock from November 1989 to July 1995; Director of registrant, Best Universal Lock Co. and Lock since 1995 until February 17, 1997.

                   Mark G. Ahearn, Secretary, has served Lock as General
Counsel since July of 1995; Secretary of registrant and Best Universal Lock Co. since April 1996; Secretary of Lock since March 1996; Associate Counsel for Lock from April 1994 to July 1995; Staff Attorney for Lock from August 1992 to April 1994; self employed private legal practice from July 1991 to August 1992; State Director for United States Senator Dan Coats of Indiana from January 1989 to June 1991.

                   Stephen J. Cooper, Treasurer, has served registrant, Best Universal Lock Co. and Lock as Treasurer since March of 1996; Senior Manager of Finance of Lock from June 1992 to March 1996; Controller of Lock from October 1986 to June 1992.

                   Paula J. Tinkey, Controller, has served registrant, Best Universal Lock Co. and Lock as Controller since May of 1996; Manager of General Accounting of Lock from June 1992 to May 1996; Manager of Accounting for Hook Drugs Division, Hook-SupeRx, Inc. from April 1987 to April 1992.

              (2) Directorships. Russell C. Best, who was a Director of registrant thorough December 31, 1996, was also a Director of Best Lock Corporation and Best Universal Lock Co. through December 31, 1996. Mariea L. Best and Gregg A. Dykstra became Directors of registrant, Best Lock Corporation and Best Universal Lock Co. in 1995.

         (f) INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS. To the knowledge of the registrant, none of the directors within the previous five years has filed a petition under the Bankruptcy Act or any state insolvency law nor was a receiver, fiscal agent or similar officer appointed for such persons or any partnership in which they may have been general partners or any corporation of which they were executive officers. Furthermore, to the knowledge of the registrant no director or executive officer has been convicted in a criminal proceeding (except traffic violation or other minor offense) or is subject to a criminal proceeding presently pending, nor to the knowledge of management is any director subject to any order, judgment or decree by any Court of competent jurisdiction, permanently or temporarily enjoining such director from acting as an investment adviser, underwriter, broker or dealer in securities or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company or from engaging in or conducting any conduct or practice in connection with such activity or in connection with the purchase or sale of any security.

ITEM 11.  EXECUTIVE COMPENSATION.

         (a) COMPENSATION. The information in the following table discloses all remuneration paid to the Chief Executive Officer and the other most highly compensated executive officers or directors of registrant whose total annual salary and bonus exceeds $100,000, for services in all capacities to the registrant and its subsidiary during the fiscal years ended December 31, 1996, 1995 and 1994, all of such remuneration having been paid by Lock.

         (b)  SUMMARY COMPENSATION TABLE


        Name & Principal
        ----------------
         Position                 Year      Total Salary(3)     Total Bonus(4)      Total Other(5)
         --------                 ----      ---------------     --------------      --------------
  Russell C. Best                 1996         $629,942            $      0            $138,945
     Chief Executive Officer      1995          597,745                   0              96,487
                                  1994          406,657             343,665              13,562

  Gregg A. Dykstra(1)             1996          265,196                   0              19,093
     Vice-President               1995          260,687             100,000               9,581
                                  1994          155,832              11,475               7,760

  Larry W. Rottmeyer(2)           1996          210,794                   0               8,655
     Vice-President               1995          273,986             100,000              10,565
                                  1994           41,539                 270                  43


(1)  Resigned as an officer effective February 17, 1997.

(2)  Removed as an officer effective March 5, 1996.

(3) In the case of Russell C. Best, the salary amount includes $735 and $7,867 in taxes paid by the Company on the value of a trip paid by the Company in 1996 and 1995, respectively. In the case of Gregg A. Dykstra, the salary amount includes an auto stipend of $11,380 and $11,577 in 1996 and 1995, respectively. The 1996 salary amount for Gregg A. Dykstra also includes $735 in taxes paid by the Company on the value of a trip paid by the Company. The 1995 salary amount for Gregg A. Dykstra also includes an amount equal to $80,033 as a retroactive base pay adjustment for 1995 which was paid in 1996. In the case of Larry W. Rottmeyer, the salary amount includes an auto stipend of $3,602 and $17,300 in 1996 and 1995, respectively, and $735 and $7,228 in taxes paid by the Company on
the value of a trip paid by the Company in 1996 and 1995, respectively.   The
1995 salary amount for Larry W. Rottmeyer also includes an amount equal to $64,584 as a retroactive base pay adjustment for 1995 which was paid in 1996.

(4) In 1995, the bonus payments were discretionary and were paid in 1996 in recognition of services provided in 1995. In the case of Russell C. Best, the bonus amount for 1994 includes an amount equal to $340,000 in recognition of services provided in calendar year 1994, payable in accordance with the employment agreement between the Company and Mr. Best. In 1994, the bonus payments consisted of a flat base amount plus a percentage based on the employee's achievement of certain business objectives.

(5) In the case of Russell C. Best, this amount includes the value of group term life premiums in excess of $50,000 ($746, $920, and $459 respectively, in 1996, 1995 and 1994), the annual lease value of his company vehicle ($15,250, $16,449, and $12,316 respectively, in 1996, 1995 and 1994), the amount paid by the Company for tax return preparation and legal fees on his behalf ($7,268, $14,882, and $787 respectively in 1996, 1995 and 1994), contributions by the Company to the 401(k) plan on his behalf ($3,000 each in 1996 and 1995), $10,130 and $317 in disability insurance premiums paid on his behalf in 1996 and 1995, respectively, $547 in spousal travel paid by the Company in 1995, $3,100 and $11,205 in value of a trip paid by the Company in 1996 and 1995, respectively, $5,000 in value of a home security system paid by the Company on his behalf in 1996, and $94,451 and $49,168 in 1996 and 1995, respectively, reflecting the present value of the economic benefit of the portion of a split dollar life insurance premium paid by the Company, based on the time period between the date the premiums were paid and December 29, 2025, the earliest date the Company could receive a refund, without interest, of the premium paid. In the case of Gregg A. Dykstra, this amount includes the value of group term life premiums in excess of $50,000 ($436, $149, and $218 respectively, in 1996, 1995 and 1994), the annual lease value of his company vehicle ($6,100 each in 1995 and 1994), the excess of market value over purchase price of his company vehicle of $12,557 in 1996, the value of spousal travel paid by the Company ($332 in 1995), $3,100 in value of a trip paid by the company 1996, the amount paid by the Company for tax return preparation fees on his behalf ($375 in 1994), and contributions by the Company to the 401(k) plan on his behalf ($3,000, $3,000 and $1,067 respectively in 1996, 1995 and 1994). In the case of Larry W. Rottmeyer, this amount includes the value of group term life premiums in excess of $50,000 ($340, $190 and $43 respectively, in 1996, 1995 and 1994), the excess of market value over purchase price of a computer purchased by the company of $1,720 in 1996, $332 in spousal travel paid by the Company in 1995, $3,100 and $10,043 in value of a trip paid by the Company in 1996 and 1995, respectively, and contributions by the company to the 401(k) plan on his behalf of $699 in 1996.

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

         (g) COMPENSATION OF DIRECTORS. Directors are paid $5,000 per calendar year for services rendered, effective April 1, 1995.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         (a) SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS. The following information is given as of February 7, 1997.


     (1)                     (2)                    (3)             (3)            (4)

   Title of               Name and               Type of           Amount        Percent
    Class                 Address               Ownership          Owned        of Class
    -----                 -------               ---------          -----        --------
Common stock,         Russell C. Best           Of Record      317,364.00 (1)      71%
 $1 par value          c/o Best Lock               and
                         Corporation           Beneficial
                      P. O. Box 50444
                   Indianapolis, Indiana
                           46250

Common stock,            Best Lock               Of Record     204,053.00          45%
 $1 par value           Partnership
                       c/o Best Lock
                        Corporation
                      P. O. Box 50444
                   Indianapolis, Indiana
                           46250


    (b) SECURITY OWNERSHIP OF MANAGEMENT AND ITS SUBSIDIARIES BY MANAGEMENT. The following information is given as of February 7, 1997:

                                                      Amount           Percent
    Title of Class                               Beneficially Owned    of Class
    --------------                               ------------------    --------
Common stock, $1 par value, of registrant

    (Owned by Russell C. Best, Director and
      CEO/President)                                  317,364.00(1)       71%

    (Owned by Mariea L. Best, Director and
      Vice President)                                       1.00           0%

    (Owned by Gregg A. Dykstra, Director and
      Vice President)(2)                                    1.00           0%

    (Owned by Directors and Officers of regis-
      trant, as a group, 3 in number)                 317,366.00          71%

Series A, common stock, no par value, of Best
Universal Lock Co., (registrant's subsidiary)

    (Owned by Russell C. Best, Director and
     President)                                        38,176.00(3)       57%

    (Owned by Mariea L. Best, Director and
      Vice President)                                       1.00           0%

    (Owned by Gregg A. Dykstra, Director and
      Vice President)(2)                                27,263.00(3)      41%

    (Owned by Directors and Officers of the
      registrant, as a group, 3 in number)              38,178.00         57%

Series B, common stock, no par value, of Best
  Universal Lock Co., (registrant's subsidiary)

    (Owned by Russell C. Best, Director and
     President)                                        300,000.00(4)     100%

Common stock, no par value, of Lock,
  (registrant's subsidiary)

    (Owned by Russell C. Best, Director and
     President)                                        107,779.53(5)      89%

    (Owned by Mariea L. Best, Director)                      1.00          0%

    (Owned by Gregg A. Dykstra, Director
      and Vice President)                               10,537.19(5)       9%

    (Owned by Directors and Officers of the
      registrant, as a group, 3 in number)             107,780.53         89%

(1) This figure represents Russell C. Best's direct and beneficial ownership by virtue of his power to vote or direct the voting of 113,311 shares held by him and 204,053 shares held by Best Lock Partnership.

(2) Gregg A. Dykstra resigned his Director and Vice President positions effective February 17, 1997.

(3) This figure represents the named individual's direct and beneficial ownership by virtue of his power to vote or to direct the voting of shares held in his own name (or in the case of Russell C. Best, 8,787 shares owned by Best Lock Partnership), and shared power to direct the disposition of 27,262 shares held by the Best Lock Corporation Stock Bonus Plan.

(4) This figure represents Russell C. Best's beneficial ownership by virtue of his power to vote or to direct the voting of 300,000 shares held by the registrant, of which he has voting control.

(5) This figure represents the named individual's direct and beneficial ownership by virtue of his power to vote or to direct the voting of shares held in his own name (or in the case of Russell C. Best, 95,556.34 shares owned by Best Universal Lock Co., of which he has voting control), and shared power to direct the disposition of 10,537.19 shares held by the Best Lock Corporation Stock Bonus Plan.

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

              With respect to Section 16(a) of the Exchange Act, the following insider filings were delinquent: Mark G. Ahearn, Form 3; Paula J. Tinkey, Form 3; Best Lock Corporation, Form 5.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         (a) TRANSACTIONS WITH MANAGEMENT AND OTHERS. On May 5, 1994, Best Lock Corporation's Board of Directors approved a loan of $3.4 million to Russell
C. Best, Chief Executive Officer, under the terms of an Employment Agreement entered into by Best Lock Corporation and Russell C. Best. On May 18, 1994, $3.4 million was borrowed by Russell C. Best under the terms of the loan, which include repayment over a thirty (30) year period in equal annual installments of $279,519, including interest at 7.2%

         (b) CERTAIN BUSINESS RELATIONSHIPS. Walter E. Best, former President of registrant, is the President and owns in excess of 10% of the stock of Best Aircraft Corporation. The registrant leased automobiles from Best Aircraft Corporation, paying $30,030, $183,470 and $180,656 for such services in 1995, 1994, and 1993, respectively. Larry W. Rottmeyer became a Director of registrant in 1995. Mr. Rottmeyer resigned as a Director on February 26, 1996. During Mr. Rottmeyer's directorship, he was also a Director and a greater than 10% equity owner of Marcon, Inc. until June 9, 1995. Lock purchased market research services from Marcon, Inc., during 1995 and 1994, paying $547,942 and $291,716 for such services, respectively. Eric M. Fogel, Director from October 30, 1995 until March 1, 1996, is a partner in the law firm of Holleb & Coff. Registrant paid Holleb & Coff $438,399 in 1996 and $112,221 in 1995 for legal services.

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

         (b)  REPORTS ON FORM 8-K:  None filed in the last quarter of 1996.

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

                                       Date:  March 31, 1997

                                       FRANK E. BEST, INC.



By: /s/ Russell C. Best                By: /s/ Mariea L. Best
    ---------------------                  -------------------
    Russell C. Best                        Mariea L. Best
    Chief Executive Officer                Director
    and Director

By: /s/ Paula J. Tinkey
    ---------------------
    Paula J. Tinkey
    Controller
    Principal Accounting Officer

                                  INDEX TO EXHIBITS



    EXHIBIT

 3(ii)  Bylaws

21 Subsidiaries (incorporated by reference in Note 1 to the consolidated financial statements)

27      Financial Data Schedule