Form 10-Q
period 1997-03-31
BEST FRANK E INC
filed 1997-05-15
CIK 11806

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                      FORM 10-Q



               [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the quarterly period ended March 31, 1997

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

Indicate the number of shares outstanding of each of the registrant's classes of common, as of April 24, 1997.

                   COMMON STOCK             598,710 SHARES



--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                        INDEX


                                                                        PAGE NO.
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Statements of Income (Loss) for the
           three months ended March 31, 1997 and March 31, 1996            3

         Condensed Consolidated Balance Sheets at March 31, 1997 and
           December 31, 1996                                             4-5

         Condensed Consolidated Statements of Shareholders' Equity at
           March 31, 1997 and December 31, 1996                            6

         Condensed Consolidated Statements of Cash Flows for the three
           months ended March 31, 1997 and 1996                            7

         Notes to Condensed Consolidated Financial Statements            8-9

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                       10


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                               11

Item 6.  Exhibits and Reports on Form 8-K                                11


SIGNATURE                                                                12

                         BEST LOCK CORPORATION AND SUBSIDIARY
     BEST UNIVERSAL LOCK CO. ( A NON-OPERATING HOLDING COMPANY) AND SUBSIDIARIES
        FRANK E. BEST, INC. (A NON-OPERATING HOLDING COMPANY) AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                                     (Unaudited)
--------------------------------------------------------------------------------

                                                                                    Three Months Ended March 31
                                                                                    ----------------------------
                                                                                        1997            1996
                                                                                    ------------    ------------
NET SALES                                                                           $ 33,049,931    $ 27,287,087

COST OF GOODS SOLD                                                                    17,401,747      15,436,105
                                                                                    ------------    ------------
GROSS MARGIN                                                                          15,648,184      11,850,982

OPERATING EXPENSES
 Selling                                                                               8,216,792       8,685,191
 General and administrative                                                            5,006,509       4,280,119
 Engineering, research and development                                                   179,481         428,058
                                                                                    ------------    ------------
Total operating expenses                                                              13,402,782      13,393,368
                                                                                    ------------    ------------

OPERATING INCOME (LOSS)                                                                2,245,402      (1,542,386)

 Interest expense                                                                       (266,587)       (300,289)
 Other income, net                                                                        64,617          81,552
                                                                                    ------------    ------------
INCOME (LOSS) before provision for income taxes                                        2,043,432      (1,761,123)

Provision (benefit) for income taxes                                                     863,463        (669,344)
                                                                                    ------------    ------------
NET INCOME (LOSS), Best Lock Corporation and Subsidiary                                1,179,969      (1,091,779)

 Minority interest in net (income) loss, Best Lock Corporation and Subsidiary           (245,449)        234,298
 Corporate - Best Universal Lock Co. (expense)                                            (7,917)         (6,448)
                                                                                    ------------    ------------
NET INCOME (LOSS), Best Universal Lock Co. and Subsidiaries                              926,603        (863,929)

 Minority interest in net (income) loss, Best Universal Lock Co. and Subsidiaries       (153,655)        145,475
 Corporate - Frank E. Best, Inc. income (expense)                                         21,957          21,066
                                                                                    ------------    ------------
NET INCOME (LOSS), Frank E. Best, Inc. and Subsidiaries                             $    794,905    $   (697,388)
                                                                                    ------------    ------------
                                                                                    ------------    ------------
                                                                                   Best Universal Lock Co.
                                                                       Best       -------------------------     Frank E.
Earnings (loss) per common share, three months ended:               Corporation    Series A       Series B     Best, Inc.
                                                                    -----------   -----------    ----------   -------------
March 31, 1997                                                      $      9.71   $      2.57    $      2.57    $      2.89
                                                                    -----------   -----------    -----------    -----------
                                                                    -----------   -----------    -----------    -----------
March 31, 1996                                                      $     (8.97)  $     (2.39)   $     (2.39)   $     (2.53)
                                                                    -----------   -----------    -----------    -----------
                                                                    -----------   -----------    -----------    -----------
Weighted average shares outstanding, three months ended:
March 31, 1997                                                       121,517.24     60,588.76     300,000.00     274,999.05
                                                                    -----------   -----------    -----------    -----------
                                                                    -----------   -----------    -----------    -----------
March 31, 1996                                                       121,653.85     60,739.31     300,000.00     275,408.89
                                                                    -----------   -----------    -----------    -----------
                                                                    -----------   -----------    -----------    -----------

See accompanying notes to condensed consolidated financial statements.

        FRANK E. BEST, INC. (A NONOPERATING HOLDING COMPANY) AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                     (Unaudited)

----------------------------------------------------------------------------

                                              March 31          December 31
                                                1997                1996
                                            -------------      -------------
CURRENT ASSETS
 Cash and cash equivalents                  $   2,355,604      $   2,114,084
 Trade receivables
  Direct                                       15,058,420         15,453,983
  Sales representatives and other               3,151,732          2,486,882
  Allowance for uncollectible accounts           (233,373)          (244,866)
 Estimated refundable income taxes                 51,335             51,632
 Current portion of notes receivable               54,126             64,909
 Inventories                                   13,866,833         13,779,015
 Deferred income taxes                          2,920,333          3,224,592
 Prepaid expenses and other                       546,817            490,872
                                            -------------      -------------
    Total current assets                       37,771,827         37,421,103
                                            -------------      -------------

PROPERTY, PLANT AND EQUIPMENT, at cost
 Land and buildings                            13,801,450         13,802,456
 Machinery and equipment                       27,166,897         27,173,450
 Tooling                                        8,613,165          8,417,048
 Furniture, fixtures and other                 12,599,038         12,092,891
 Construction work-in-progress                     95,812            184,311
                                            -------------      -------------
                                               62,276,362         61,670,156
 Less - accumulated depreciation              (36,752,630)       (35,515,151)
                                            -------------      -------------
    Total property, plant and equipment        25,523,732         26,155,005
                                            -------------      -------------

OTHER ASSETS
 Long-term notes receivable                     3,303,799          3,303,799
 Other assets                                     973,775          1,035,775
                                            -------------      -------------

    Total assets                            $  67,573,133      $  67,915,682
                                            -------------      -------------
                                            -------------      -------------


See accompanying notes to condensed consolidated financial statements.

        FRANK E. BEST, INC. (A NONOPERATING HOLDING COMPANY) AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                     (Unaudited)

-------------------------------------------------------------------------------

                                                      March 31     December 31
                                                        1997          1996
                                                    ------------   ------------
CURRENT LIABILITIES
 Current portion of retirement benefit obligations  $  1,358,124      1,364,671
 Trade accounts payable                                3,170,477      2,685,231
 Customer advances                                     1,912,630      1,849,175
 Accrued liabilities
  Income taxes                                         1,016,658        932,055
  Property and other taxes                             1,105,695        876,670
  Payroll and vacation                                 3,018,913      4,413,772
  Accrued medical claims                                 750,000        750,000
  Accrued warranty                                       843,428        998,835
  Other                                                  616,156      1,178,713
                                                    ------------   ------------
    Total current liabilities                         13,792,081     15,049,122
                                                    ------------   ------------

LONG-TERM DEBT                                        15,000,000     15,000,000
RETIREMENT BENEFIT OBLIGATION                          3,108,880      3,213,399
DEFERRED INCOME TAXES                                  2,248,997      2,305,265
                                                    ------------   ------------
    Total liabilities                                 34,149,958     35,567,786
                                                    ------------   ------------

MINORITY INTEREST IN SUBSIDIARIES                     15,422,414     15,063,600
                                                    ------------   ------------

COMMON STOCK REDEEMABLE UNDER STOCK BONUS PLAN

SHAREHOLDERS' EQUITY
 Common stock, $1 par value, 600,000 shares
  authorized and issued, 598,710 outstanding             598,710        598,710
 Capital surplus                                          77,972         77,972
                                                    ------------   ------------
  Total capital stock                                    676,682        676,682

 Accumulated earnings                                 26,553,427     25,826,403

 Cumulative translation adjustment                      (161,588)      (151,029)

 Treasury stock                                       (9,067,760)    (9,067,760)
                                                    ------------   ------------
    Total shareholders' equity                        18,000,761     17,284,296
                                                    ------------   ------------

    Total liabilities and shareholders' equity      $ 67,573,133   $ 67,915,682
                                                    ------------   ------------
                                                    ------------   ------------


See accompanying notes to condensed consolidated financial statements.

        FRANK E. BEST, INC. (A NONOPERATING HOLDING COMPANY) AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                     (Unaudited)

-------------------------------------------------------------------------------

                                                      March 31     December 31
                                                        1997          1996
                                                    ------------   ------------

COMMON STOCK, $1 par value, 600,000 shares
 authorized; 598,710 shares issued                  $    598,710   $    598,710

CAPITAL SURPLUS                                           77,972         77,972
                                                    ------------   ------------
  Total capital stock                                    676,682        676,682
                                                    ------------   ------------


ACCUMULATED EARNINGS
 Balance at beginning of year                         25,826,403     23,880,870
 Net income - (three months ended March 31, 1997
  and twelve months ended December 31, 1996)             794,905      2,486,397
 Cash dividends                                            -           (323,303)
 Additional minimum liability for pension                (67,881)      (178,939)
 Difference between dividends of Series A and
  Series B common shareholders of Best Universal
  Lock Co.                                                 -            (38,622)
                                                    ------------   ------------
 Balance at end of year                               26,553,427     25,826,403
                                                    ------------   ------------

CUMULATIVE TRANSLATION ADJUSTMENT                       (161,588)      (151,029)
                                                    ------------   ------------
TREASURY STOCK
 Balance at beginning of year                         (9,067,760)         -
 Shares purchased                                          -         (9,067,760)
                                                    ------------   ------------
 Balance at end of period                             (9,067,760)    (9,067,760)
                                                    ------------   ------------
  Total shareholders' equity                        $ 18,000,761   $ 17,284,296
                                                    ------------   ------------
                                                    ------------   ------------

Cash dividends per share:                           $      -       $       0.54
                                                    ------------   ------------
                                                    ------------   ------------


See accompanying notes to condensed consolidated financial statements.

        FRANK E. BEST, INC. (A NONOPERATING HOLDING COMPANY) AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Unaudited)

                                                                  Three Months Ended March 31
                                                                  ---------------------------
                                                                      1997           1996
                                                                  ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Cash received from customers                                     $ 32,747,840   $ 26,695,189
 Cash paid to suppliers and employees                              (30,985,528)   (27,917,000)
 Interest received                                                      18,144         53,141
 Interest paid                                                        (286,711)      (378,085)
 Income taxes refunded (paid)                                         (530,318)       396,459
                                                                  ------------   ------------
  Net cash provided by (used in) operating activities                  963,427     (1,150,296)
                                                                  ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES
 Capital expenditures, net                                            (713,695)      (517,865)
                                                                  ------------   ------------
  Net cash used in investing activities                               (713,695)      (517,865)
                                                                  ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES
 Borrowings against unsecured line of credit                         2,900,000     14,100,000
 Payments on unsecured line of credit                               (2,900,000)   (13,580,843)
                                                                  ------------   ------------
  Net cash provided by financing activities                               -           519,157
                                                                  ------------   ------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                 (8,212)        (4,707)
                                                                  ------------   ------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                241,520     (1,153,711)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                       2,114,084      1,413,372
                                                                  ------------   ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                        $  2,355,604   $    259,661
                                                                  ------------   ------------
                                                                  ------------   ------------


RECONCILIATION OF NET INCOME (LOSS) TO NET CASH PROVIDED BY OPERATING ACTIVITIES
 Net income (loss)                                                $    794,905   $   (728,476)
 Adjustments-
  Depreciation and amortization                                      1,419,249      1,321,783
  Provision for losses on accounts receivable                           27,191         13,950
  Loss on sale of property, plant and equipment                         14,224         47,192
  Minority interest related to current year earnings (loss)            399,104       (379,921)
  Deferred income taxes                                                247,991        411,282
 Changes in assets and liabilities-
  (Increase) decrease in                                              (362,789)    (1,131,707)
  Accounts and notes receivable                                            298       (347,413)
  Refundable income taxes                                              (92,604)       219,885
  Inventories                                                            2,038         77,269
  Prepaid income taxes and other                                      (182,905)       (71,260)
  Other assets
 Increase (decrease) in
  Accounts payable, customer advances and accrued liabilities       (1,174,319)        79,457
  Income taxes payable                                                  84,857       (337,493)
  Retirement benefit obligation                                       (111,066)      (324,844)
  Additional minimum liability for pension                            (102,747)          -
                                                                  ------------   ------------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                  $    963,427   $ (1,150,296)
                                                                  ------------   ------------
                                                                  ------------   ------------


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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  INTERIM FINANCIAL STATEMENTS

    The accompanying condensed consolidated financial statements have not been audited by independent accountants. In the opinion of the Company's management, the financial statements reflect all adjustments necessary to fairly present the results of operations for the three-month periods ended March, 31, 1997 and 1996, the Company's financial position at March 31, 1997 and December 31, 1996, and the cash flows for the three-month periods ended March, 31, 1997 and 1996. These adjustments are of a normal recurring nature.

    Certain notes and other information have been omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the Company's 1996 Form 10-K.

    The results for the first quarter of 1997 are not necessarily indicative of future financial results.

    The condensed consolidated financial statements for each parent company in the Best Lock Companies (the Company) include their respective subsidiaries as indicated below:

                                                             Percent Owned
    Parent Company                Subsidiaries            As of March, 31, 1997
    --------------                ------------            ---------------------

   Frank E. Best, Inc.     Best Universal Lock Co.                  83%
    (Best)

   Best Universal Lock     Best Lock Corporation                    79%
    Co. (Universal)

   Best Lock               Best Universal Locks Limited (Canada)   100%
    Corporation (Lock or the Company)


2.  INCOME TAXES

The effective tax rate for the first quarter of 1997 was 42.2%, compared with (38.0)% for the first quarter of 1996. Foreign tax expense provided on the first quarter 1996 income in Canada decreased the benefit generated on the first quarter 1996 loss in the United States. The effective tax rates are higher than the U.S. Federal statutory rate of 34% due to a higher tax rate in Canada and state income taxes.

3.  FINANCING ARRANGEMENTS

    The Company entered into a $25.0 million line of credit agreement on February 15, 1995, which was amended effective December 31, 1996 and December 31, 1995. The agreement expires on May 5, 1998 and bears interest at a variable rate, based upon the prime rate or LIBOR, at the Company's election. The line of credit is secured by a blanket lien on all accounts and notes receivable, inventory, machinery and equipment, and intangible assets with a negative pledge on real estate. The agreement contains financial covenants including those relating to debt service coverage, tangible net worth, and liabilities to tangible net worth. As of March 31, 1997 and December 31, 1996, the Company was in compliance with all required covenants.

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

ANALYSIS OF RESULTS OF OPERATIONS

Sales for the first quarter of 1997 were $5.8 million higher than the same period of 1996. Higher sales from the manufacturing division (BLM) to independent distributors and Authorized Contract Construction Dealers accounted for approximately $2.7 million of the increase. Sales from the distribution division (BLS) to end users increased approximately $3.0 million over the same period of 1996, mainly due to higher sales of electronic access control products.

The gross profit on sales improved to 47.3% of sales, compared to 43.4% in the prior year. Higher absorption of fixed costs in the BLM division, due to the increased sales, caused most of the improvement in the gross profit percentage. Margins were also impacted favorably by $168,000 in the first quarter of 1997 due to a change in the Company's method for accounting for vacation benefits. Prior to 1997, vacation was earned in one year and taken in the next. Effective in 1997, vacation will be earned and taken in the same year.

Operating income (loss) increased $3.8 million to 6.8% of sales from (5.7)% for the same period in 1996, mainly due to the higher sales and improved gross margin percentage. Selling, general and administrative, and engineering expenses were flat in the first quarter of 1997 compared to 1996. Expenditures for freight out, sales commissions, seminars and training and professional fees increased approximately $794,000 over the prior year, but were offset by lower salaries, wages and fringe benefits of approximately $748,000. The lower expenditures for salaries, wages and fringe benefits in 1997 is due to the separation of 63 employees during 1996 under a plan that was announced in 1995. The change in the method for accounting for vacation, described above, also positively impacted selling, general and administrative, and engineering expenses by $237,000 during the first quarter of 1997. This change will result in a one-time benefit to the Company of approximately $2.2 million for the year.

The effective tax rate for the first quarter of 1997 was 42.2%, compared with (38.0)% for the first quarter of 1996. Foreign tax expense provided on the first quarter 1996 income in Canada decreased the benefit generated on the first quarter 1996 loss in the United States. The effective tax rates are higher than the U.S. Federal statutory rate of 34% due to a higher tax rate in Canada and state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

The Company's liquidity continues to be strong for the first quarter of 1997. Working capital increased by approximately $1.5 million, mainly due to payouts of payroll and vacation that were accrued at December 31, 1996. The current ratio of 2.7:1 at March, 31, 1997 improved slightly from the ratio of 2.5:1 at December 31, 1996. Cash and cash equivalents increased by $242,000. Inventory turns declined slightly to 5.0 in the first quarter of 1997, compared to 5.5 in the first quarter of 1996.

Capital expenditures for the first quarter of 1997 were $707,000. Capital spending is projected to total approximately $4.0 million for the year. The Company plans to meet its 1997 working capital and capital expenditure requirements through funds from operations and from its existing credit facility.


PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

Reference is made to Item 3 of the Company's Form 10-K for the year ended December 31, 1996. There have been no new legal proceedings initiated during the quarter, nor has there been a change in status or termination of any previously reported legal proceeding.


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



                                       FRANK E. BEST, INC.
                                       -------------------
                                            (Registrant)


Date:    MAY 15, 1997             By:
         ------------                  /s/ STEPHEN J. COOPER
                                       ---------------------
                                            Treasurer


                                       /s/ PAULA J. TINKEY
                                       -------------------
                                            Controller