Form 10-Q
period 1997-06-30
BEST FRANK E INC
filed 1997-08-06
CIK 11806

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-Q


           [ /X/]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                         OF THE SECURITIES EXCHANGE ACT OF 1934
                      For the quarterly period ended June 30, 1997

                                       OR

           [    ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                         of the securities exchange act of 1934

         For the transition period from ______________ to ______________


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

Indicate the number of shares outstanding of each of the registrant's classes of common, as of July 18, 1997.

          COMMON STOCK                       598,710 SHARES



-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                      INDEX


                                                                      Page No.
                                                                      --------
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Condensed Consolidated Statements of Income for the
               three months ended June 30, 1997 and 1996                   3

          Condensed Consolidated Statements of Income for the
               six months ended June 30, 1997 and 1996                     4

          Condensed Consolidated Balance Sheets at June 30,
               1997 and December 31, 1996                                5-6

          Condensed Consolidated Statements of Shareholders'
               Equity at June 30, 1997 and December 31, 1996               7

          Condensed Consolidated Statements of Cash Flows for
               the six months ended June 30, 1997 and 1996                 8

          Notes to Condensed Consolidated Financial Statements          9-10

Item 2.   Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                  11


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                               12

Item 5.   Other Information                                               12

Item 6.   Exhibits and Reports on Form 8-K                                12


SIGNATURE                                                                 13

                               BEST LOCK COMPANIES
                      BEST LOCK CORPORATION AND SUBSIDIARY
   BEST UNIVERSAL LOCK CO. ( A NON-OPERATING HOLDING COMPANY) AND SUBSIDIARIES
     FRANK E. BEST, INC. (A NON-OPERATING HOLDING COMPANY) AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

-----------------------------------------------------------------------------------------------------------------------------
                                                                                   Three Months Ended June 30
                                                                                  ----------------------------
                                                                                       1997          1996
                                                                                  -------------   ------------
NET SALES                                                                         $  32,588,076   $ 30,410,905

COST OF GOODS SOLD                                                                   16,741,715     15,907,047
                                                                                  -------------   ------------
GROSS MARGIN                                                                         15,846,361     14,503,858

OPERATING EXPENSES
   Selling                                                                            8,403,635      8,084,088
   Engineering, general and administrative                                            5,142,482      4,847,752
                                                                                  -------------   ------------
      Total operating expenses                                                       13,546,117     12,931,840
                                                                                  -------------   ------------

OPERATING INCOME                                                                      2,300,244      1,572,018

   Interest expense                                                                    (266,517)      (278,229)
   Other income, net                                                                    107,341         33,440
                                                                                  -------------   ------------
INCOME before provision for income taxes                                              2,141,068      1,327,229

   Provision for income taxes                                                           925,496        583,535
                                                                                  -------------   ------------
NET INCOME, Best Lock Corporation and Subsidiary                                      1,215,572        743,694

   Minority interest in net income, Best Lock Corporation and Subsidiary               (252,819)      (159,535)
   Corporate - Best Universal Lock Co. (expense)                                        (42,530)       (22,180)
                                                                                  -------------   ------------
NET INCOME, Best Universal Lock Co. and Subsidiaries                                    920,223        561,979

   Minority interest in net income, Best Universal Lock Co. and Subsidiaries           (186,982)       (94,638)
   Corporate - Frank E. Best, Inc. income (expense)                                        (617)        10,041
                                                                                  -------------   ------------
NET INCOME, Frank E. Best, Inc. and Subsidiaries                                  $     732,624   $    477,382
                                                                                  -------------   ------------
                                                                                  -------------   ------------

                                                                                     Best Universal Lock Co.
                                                                 Best Lock        ----------------------------    Frank E.
Earnings per common share, three months ended:                  Corporation          Series A       Series B     Best, Inc.
                                                               ------------       -------------   ------------  ------------
June 30, 1997                                                  $      10.08       $        2.56   $       2.56  $       2.69
                                                               ------------       -------------   ------------  ------------
                                                               ------------       -------------   ------------  ------------

June 30, 1996                                                  $       6.11       $        1.56   $       1.56  $       1.73
                                                               ------------       -------------   ------------  ------------
                                                               ------------       -------------   ------------  ------------

Weighted average shares outstanding, three months ended:
June 30, 1997                                                    120,649.45           59,592.91     300,000.00    272,386.47
                                                               ------------       -------------   ------------  ------------
                                                               ------------       -------------   ------------  ------------

June 30, 1996                                                    121,653.85           60,739.31     300,000.00    275,408.89
                                                               ------------       -------------   ------------  ------------
                                                               ------------       -------------   ------------  ------------

See accompanying notes to condensed consolidated financial statements.

                      BEST LOCK CORPORATION AND SUBSIDIARY
   BEST UNIVERSAL LOCK CO. ( A NON-OPERATING HOLDING COMPANY) AND SUBSIDIARIES
     FRANK E. BEST, INC. (A NON-OPERATING HOLDING COMPANY) AND SUBSIDIARIES

               CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                                   (Unaudited)

-----------------------------------------------------------------------------------------------------------------------------
                                                                                            Six Months Ended June 30
                                                                                          ----------------------------
                                                                                               1997           1996
                                                                                          -------------  -------------
NET SALES                                                                                 $  65,638,007  $  57,697,992

COST OF GOODS SOLD                                                                           34,143,462     31,343,152
                                                                                          -------------  -------------
GROSS MARGIN                                                                                 31,494,545     26,354,840

OPERATING EXPENSES
   Selling                                                                                   16,620,427     16,769,279
   Engineering, general and administrative                                                   10,328,472      9,555,929
                                                                                          -------------  -------------
      Total operating expenses                                                               26,948,899     26,325,208
                                                                                          -------------  -------------

OPERATING INCOME                                                                              4,545,646         29,632

   Interest expense                                                                            (533,104)      (578,518)
   Other income, net                                                                            171,958        114,992
                                                                                          -------------  -------------
INCOME (LOSS) before provision for income taxes                                               4,184,500       (433,894)

   Provision (benefit) for income taxes                                                       1,788,959        (85,809)
                                                                                          -------------  -------------
NET INCOME (LOSS), Best Lock Corporation and Subsidiary                                       2,395,541       (348,085)

   Minority interest in net (income) loss, Best Lock Corporation and Subsidiary                (498,268)        74,763

   Corporate - Best Universal Lock Co. (expense)                                                (50,447)       (28,628)
                                                                                          -------------  -------------
NET INCOME (LOSS), Best Universal Lock Co. and Subsidiaries                                   1,846,826       (301,950)

   Minority interest in net (income) loss, Best Universal Lock Co. and Subsidiaries        $   (340,637) $      50,837
   Corporate - Frank E. Best, Inc. income                                                        21,340         31,107
                                                                                          -------------  -------------
NET INCOME (LOSS), Frank E. Best, Inc. and Subsidiaries                                       1,527,529       (220,006)
                                                                                          -------------  -------------
                                                                                          -------------  -------------

                                                                                     Best Universal Lock Co.
                                                                 Best Lock        ----------------------------    Frank E.
Earnings (loss) per common share, six months ended:             Corporation          Series A       Series B     Best, Inc.
                                                               ------------       -------------  -------------  -------------
June 30, 1997                                                  $      19.86       $        5.14  $        5.14  $        5.61
                                                               ------------       -------------  -------------  -------------
                                                               ------------       -------------  -------------  -------------

June 30, 1996                                                  $      (2.86)      $       (0.84) $       (0.84) $       (0.80)
                                                               ------------       -------------  -------------  -------------
                                                               ------------       -------------  -------------  -------------
Weighted average shares outstanding, six months ended:
June 30, 1997                                                    120,651.64           59,614.99     300,000.00     272,397.62
                                                               ------------       -------------  -------------  -------------
                                                               ------------       -------------  -------------  -------------

June 30, 1996                                                    121,653.85           60,739.31     300,000.00     275,408.89
                                                               ------------       -------------  -------------  -------------
                                                               ------------       -------------  -------------  -------------


See accompanying notes to condensed consolidated financial statements.

      FRANK E. BEST, INC. (A NONOPERATING HOLDING COMPANY) AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

-------------------------------------------------------------------------------
                                                    June 30       December 31
                                                      1997           1996
                                                 -------------   -------------

CURRENT ASSETS
   Cash and cash equivalents                     $   1,914,477   $   2,114,084
   Trade receivables
      Direct                                        15,575,310      15,453,983
      Sales representatives and other                3,051,225       2,486,882
      Allowance for uncollectible accounts            (254,735)       (244,866)
   Estimated refundable income taxes                    50,953          51,632
   Current portion of notes receivable                  12,045          64,909
   Inventories                                      14,375,937      13,779,015
   Prepaid income taxes                              2,703,401       3,224,592
   Prepaid expenses and other                          304,751         490,872
                                                 -------------   -------------
         Total current assets                       37,733,364      37,421,103
                                                 -------------   -------------

PROPERTY, PLANT AND EQUIPMENT, at cost
   Land and buildings                               13,814,691      13,802,456
   Machinery and equipment                          27,164,126      27,173,450
   Tooling                                           8,641,578       8,417,048
   Furniture, fixtures and other                    12,345,479      12,092,891
   Construction work-in-progress                     1,206,100         184,311
                                                 -------------   -------------
                                                    63,171,974      61,670,156
   Less - accumulated depreciation                 (38,047,613)    (35,515,151)
                                                 -------------   -------------
         Total property, plant and equipment        25,124,361      26,155,005
                                                 -------------   -------------

OTHER ASSETS
   Long-term notes receivable                        3,303,799       3,303,799
   Other assets                                        911,775       1,035,775
                                                 -------------   -------------

         Total assets                            $  67,073,299   $  67,915,682
                                                 -------------   -------------
                                                 -------------   -------------

See accompanying notes to condensed consolidated financial statements.

      FRANK E. BEST, INC. (A NONOPERATING HOLDING COMPANY) AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

--------------------------------------------------------------------------------------
                                                             June 30      December 31
                                                              1997            1996
                                                         -------------   -------------
CURRENT LIABILITIES
   Current portion of retirement benefit obligations     $   1,343,307       1,364,671
   Trade accounts payable                                    2,903,569       2,685,231
   Customer advances                                         1,852,845       1,849,175
   Accrued liabilities
      Income taxes                                             948,980         932,055
      Property and other taxes                                 926,437         876,670
      Payroll and vacation                                   3,207,254       4,413,772
      Accrued medical claims                                   765,000         750,000
      Accrued warranty                                         723,289         998,835
      Other                                                    584,971       1,178,713
                                                         -------------   -------------
         Total current liabilities                          13,255,652      15,049,122
                                                         -------------   -------------

LONG-TERM DEBT                                              14,000,000      15,000,000
RETIREMENT BENEFIT OBLIGATION                                3,021,007       3,213,399
DEFERRED INCOME TAXES                                        2,321,729       2,305,265
                                                         -------------   -------------
         Total liabilities                                  32,598,388      35,567,786
                                                         -------------   -------------

MINORITY INTEREST IN SUBSIDIARIES                           15,605,889      15,063,600
                                                         -------------   -------------

COMMON STOCK REDEEMABLE UNDER STOCK BONUS PLAN

SHAREHOLDERS' EQUITY
   Common stock, $1 par value, 600,000 shares
     authorized and issued, 598,710 outstanding                598,710         598,710
   Capital surplus                                              77,972          77,972
                                                         -------------   -------------
     Total capital stock                                       676,682         676,682

   Accumulated earnings                                     27,426,059      25,826,403

   Cumulative translation adjustment                          (161,353)       (151,029)

   Treasury stock                                           (9,072,366)     (9,067,760)
                                                         -------------   -------------
         Total shareholders' equity                         18,869,022      17,284,296
                                                         -------------   -------------

         Total liabilities and shareholders' equity      $  67,073,299   $  67,915,682
                                                         -------------   -------------
                                                         -------------   -------------

See accompanying notes to condensed consolidated financial statements.

      FRANK E. BEST, INC. (A NONOPERATING HOLDING COMPANY) AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (Unaudited)

-------------------------------------------------------------------------------
                                                    June 30       December 31
                                                     1997             1996
                                                 -------------   -------------

COMMON STOCK, $1 par value, 600,000 shares
  authorized; 598,710 shares issued              $     598,710   $     598,710

CAPITAL SURPLUS                                         77,972          77,972
                                                 -------------   -------------
      Total capital stock                              676,682         676,682
                                                 -------------   -------------

ACCUMULATED EARNINGS
   Balance at beginning of year                     25,826,403      23,880,870
   Net income - (six months ended June 30, 1997
      and twelve months ended December 31, 1996)     1,735,532       2,486,397
   Cash dividends                                     -               (323,303)
   Additional minimum liability for pension           (135,876)       (178,939)
   Difference between dividends of Series A and
      Series B common shareholders of Best
        Universal Lock Co.                            -                (38,622)
                                                 -------------   -------------
   Balance at end of year                           27,426,059      25,826,403
                                                 -------------   -------------

CUMULATIVE TRANSLATION ADJUSTMENT                     (161,353)       (151,029)
                                                 -------------   -------------

TREASURY STOCK
   Balance at beginning of year                     (9,067,760)    -
   Shares purchased                                     (4,606)     (9,067,760)
                                                 -------------   -------------
   Balance at end of period                         (9,072,366)     (9,067,760)
                                                 -------------   -------------
      Total shareholders' equity                 $  18,869,022   $  17,284,296
                                                 -------------   -------------
                                                 -------------   -------------


Cash dividends per share:                        $           -   $        0.54
                                                 -------------   -------------
                                                 -------------   -------------

See accompanying notes to condensed consolidated financial statements.

      FRANK E. BEST, INC. (A NONOPERATING HOLDING COMPANY) AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


---------------------------------------------------------------------------------------------------
                                                                        Six Months Ended June 30
                                                                     ------------------------------
                                                                          1997            1996
                                                                     --------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Cash received from customers                                       $  64,944,970   $  54,696,582
  Cash paid to suppliers and employees                                 (60,892,116)    (55,398,076)
  Interest received                                                        249,761         140,718
  Interest paid                                                           (562,149)       (676,276)
  Income taxes refunded (paid)                                          (1,276,172)      1,371,198
                                                                     -------------   -------------
    Net cash provided by operating activities                            2,464,294         134,146
                                                                     -------------   -------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures, net                                             (1,640,134)       (730,790)
                                                                     -------------   -------------
    Net cash used in investing activities                               (1,640,134)       (730,790)
                                                                     -------------   -------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Borrowings against secured line of credit                              3,900,000      25,000,000
  Payments on secured line of credit                                    (4,900,000)    (24,380,843)
  Purchase of treasury stock                                               (15,530)       -
                                                                     -------------   -------------
    Net cash provided by financing activities                           (1,015,530)        619,157
                                                                     -------------   -------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                     (8,237)         (4,720)
                                                                     -------------   -------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                   (199,607)         17,793
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                           2,114,084       1,413,372
                                                                     -------------   -------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                           $   1,914,477   $   1,431,165
                                                                     -------------   -------------
                                                                     -------------   -------------


RECONCILIATION OF NET INCOME (LOSS) TO NET CASH PROVIDED BY OPERATING ACTIVITIES
  Net income (loss)                                                 $   1,527,529   $    (220,006)
  Adjustments-
    Depreciation and amortization                                       2,835,416       2,733,028
    Provision for losses on accounts receivable                            96,655          51,326
    Loss on sale of property, plant and equipment                          15,321          66,821
    Minority interest related to current year
      earnings (loss)                                                     838,905        (125,600)
    Deferred income taxes                                                 537,655       1,142,688
  Changes in assets and liabilities-
    (Increase) decrease in
      Accounts and notes receivable                                      (630,557)     (3,042,506)
      Refundable income taxes                                                 680         853,928
      Inventories                                                        (600,671)        917,492
      Prepaid expenses                                                     91,121         (23,538)
      Other assets                                                       (254,029)       (204,536)
    Increase (decrease) in
      Accounts payable, customer advances and accrued liabilities      (1,591,605)       (920,383)
      Income taxes payable                                                 17,124        (471,173)
      Retirement benefit obligation                                      (213,756)       (623,395)
      Additional minimum liability for pension                           (205,494)        -
                                                                    -------------   -------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                           $   2,464,294   $     134,146
                                                                    -------------   -------------
                                                                    -------------   -------------


See accompanying notes to condensed consolidated financial statements.

                               BEST LOCK COMPANIES

                      BEST LOCK CORPORATION AND SUBSIDIARY
    BEST UNIVERSAL LOCK CO. (A NONOPERATING HOLDING COMPANY) AND SUBSIDIARIES
      FRANK E. BEST, INC. (A NONOPERATING HOLDING COMPANY) AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  INTERIM FINANCIAL STATEMENTS

     The accompanying condensed consolidated financial statements have not been audited by independent accountants. In the opinion of the Company's management, the financial statements reflect all adjustments necessary to fairly present the results of operations for the three and six month periods ended June 30, 1997 and 1996, the Company's financial position at June 30, 1997 and December 31, 1996, and the cash flows for the six-month periods ended June 30, 1997 and 1996. These adjustments are of a normal recurring nature. Inventory values at interim reporting dates are based upon estimates of the annual adjustments for taking physical inventory and for the change in cost of LIFO inventories.

     Certain notes and other information have been omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the Company's 1996 Form 10-K.

     The results for the three and six months ended June 30, 1997 are not necessarily indicative of future financial results.

     The condensed consolidated financial statements for each parent company in the Best Lock Companies (the Company) include their respective subsidiaries as indicated below:

                                                               Percent Owned
     Parent Company               Subsidiaries              as of June 30, 1997
     --------------               ------------              -------------------

     Frank E. Best, Inc.      Best Universal Lock Co.                  83%
       (Best)

     Best Universal Lock      Best Lock Corporation                    79%
       Co. (Universal)

     Best Lock                Best Universal Locks Limited (Canada)   100%
       Corporation (Lock or the Company)

2.  INCOME TAXES

The effective tax rate for the second quarter of 1997 was 43.2 percent, compared with 44.0 percent for the second quarter of 1996. The decrease relates primarily to a decrease in state tax expense. The effective tax rates for the six months ended June 30, 1997 and 1996 were 42.8 percent and (19.8), respectively. The change is due to an increase in nondeductible items and the opposing impact these items have on the tax rate (increases income tax expense in 1997, but decreases the tax benefit in 1996). The effective tax rates are higher than the U.S. Federal statutory rate of 34% due to a higher tax rate in Canada and state income taxes.

3.  FINANCING ARRANGEMENTS

    The Company entered into a $25.0 million line of credit agreement on February 15, 1995, which was amended effective May 1, 1997, December 31, 1996 and December 31, 1995. The agreement expires on May 1, 1999 and bears interest at a variable rate, based upon the prime rate or LIBOR, at the Company's election. The line of credit is secured by a blanket lien on all accounts and notes receivable, inventory, machinery and equipment, and intangible assets with a negative pledge on real estate. The agreement contains financial covenants including those relating to debt service coverage, tangible net worth, and liabilities to tangible net worth. As of June 30, 1997 and December 31, 1996, the Company was in compliance with all required covenants.

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

ANALYSIS OF RESULTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 1997 COMPARED TO THREE MONTHS ENDED JUNE 30, 1996

Sales for the second quarter of 1997 were $2.2 million higher than the same period of 1996. Higher sales from the distribution division (BLS) to end users accounted for the majority of the increase, mainly due to higher sales of electronic access control products. Sales from the manufacturing division (BLM) to independent distributors and Authorized Contract Construction Dealers were flat compared to the same period of 1996.

The gross margin on sales improved to 48.6% of sales, compared to 47.7% in the prior year. Margins were impacted favorably by $252,000 in the second quarter of 1997 due to a change in the Company's method for accounting for vacation benefits. Prior to 1997, vacation was earned in one year and taken in the next. Effective in 1997, vacation will be earned and taken in the same year.

Operating income increased $728,000 to 7.1% of sales from 5.2% for the same period in 1996, mainly due to the higher sales and improved gross margin percentage. Selling, general and administrative, and engineering expenses increased $614,000 in the second quarter of 1997 over the second quarter of 1996. Expenditures that increased in the second quarter of 1997 over the prior year were salaries, wages and fringe benefits ($1.4 million), repairs and maintenance ($136,000), rent ($125,000), and seminars and training ($120,000). These higher expenses were offset by lower professional fees of approximately $770,000 and the change in the method for accounting for vacation, described above, which lowered selling, general and administrative, and engineering expenses by $368,000 during the second quarter of 1997. This change will result in a one-time benefit to cost of goods sold and selling, general and administrative, and engineering expenses of the Company of approximately $2.2 million for the year.

The effective tax rate for the second quarter of 1997 was 43.2 percent, compared with 44.0 percent for the second quarter of 1996. The decrease relates primarily to a decrease in state tax expense.

SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO SIX MONTHS ENDED JUNE 30, 1996

Sales for the six months ended June 30, 1997 increased by $7.9 million, or 13.8% over the prior year. Higher sales from the manufacturing division (BLM) to independent distributors and Authorized Contract Construction Dealers accounted for approximately $2.4 million of the increase. The remainder of the increase resulted from higher sales from the distribution division (BLS) to end users.

The gross margin on sales for the first six months of 1997 was 48.0% of sales, compared to 45.7% of sales for the first six months of 1996. The change in the method for accounting for vacation, described above, positively impacted margins by $420,000 during the first six months of 1997. Higher absorption of fixed costs in the BLM division, due to increased sales, also contributed to the increased margin percentage.

Operating income increased to 6.9% of sales in the six months ended June 30, 1997, from .1% of sales in the six months ended June 30, 1996. The higher sales and improved gross margin were the main reasons for the increase. Selling, general and administrative, and engineering expenses were $624,000 higher for the six month period, compared to the prior year, due to higher expenditures for salaries and wages, commissions, and seminars and training of approximately $320,000, $100,000 and $375,000, respectively. In addition, the Company began leasing personal computers in late 1996 that had previously been purchased. The impact of this change resulted in approximately $200,000 in additional rent expense during the first six months of 1997. These higher expenses were offset by a decrease in professional fees of approximately $400,000 in the six months ended June 30, 1997.

The effective tax rates for the six months ended June 30, 1997 and 1996 were
42.8 percent and (19.8), respectively. The change is due to an increase in nondeductible items and the opposing impact these items have on the tax rate (increases income tax expense in 1997, but decreases the tax benefit in 1996).

LIQUIDITY AND CAPITAL RESOURCES

The Company's liquidity continues to be strong for the first six months of 1997. Working capital at June 30, 1997 increased by approximately $2.1 million from December 31, 1996 and the current ratio increased to 2.9:1 at June 30, 1997 from 2.5:1 at December 31, 1996. Despite the increased working capital needs of the business, the Company was able to invest $1.6 million in capital additions, reduce borrowings by $1.0 million, and reduce the debt to net worth ratio from 55% to 48%. Inventory turns declined slightly to 4.9 in the first six months of 1997, compared to 5.7 in the first six months of 1996. Capital spending is projected to total approximately $4.0 million for the year. The Company plans to meet its 1997 working capital and capital expenditure requirements through funds from operations and from its existing credit facility.


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


                                        FRANK E. BEST, INC.
                                        (Registrant)


Date:  August 6, 1997                   By:
                                             /s/ Stephen J. Cooper
                                             ---------------------
                                                  Treasurer


                                             /s/ Paula J. Tinkey
                                             -------------------
                                                  Controller