Form 10-Q
period 1997-09-30
BEST FRANK E INC
filed 1997-11-10
CIK 11806

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                      FORM 10-Q


               [X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                           OF THE SECURITIES EXCHANGE ACT OF 1934
                     For the quarterly period ended September 30, 1997

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

Indicate the number of shares outstanding of each of the registrant's classes of common, as of October 28, 1997.

                         Common Stock             598,710 Shares

                                        INDEX


                                                                     PAGE NO.
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

    Condensed Consolidated Statements of Income for the three months
         ended September 30, 1997 and 1996                                3

    Condensed Consolidated Statements of Income for the nine months
         ended September 30, 1997 and 1996                                4

    Condensed Consolidated Balance Sheets at September 30, 1997 and
         December 31, 1996                                                5-6

    Condensed Consolidated Statements of Shareholders' Equity at
         September 30, 1997 and December 31, 1996                         7

    Condensed Consolidated Statements of Cash Flows for the nine months
         ended September 30, 1997 and 1996                                8

    Notes to Condensed Consolidated Financial Statements                  9-10

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                        11-12


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                13

Item 5.  Other Information                                                13

Item 6.  Exhibits and Reports on Form 8-K                                 13


SIGNATURE                                                                 14

                                 BEST LOCK COMPANIES
                         Best Lock Corporation and Subsidiary
    Best Universal Lock Co. ( a non-operating holding company) and Subsidiaries
       Frank E. Best, Inc. (a non-operating holding company) and Subsidiaries

                     CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                     (Unaudited)

                                                                                           Three Months Ended September 30
                                                                                           -------------------------------
                                                                                               1997                1996
                                                                                           --------------     --------------
NET SALES                                                                                  $  36,873,356       $  32,076,158

COST OF GOODS SOLD                                                                            16,795,543          17,415,852
                                                                                           -------------        -------------
GROSS MARGIN                                                                                  20,077,813          14,660,306

OPERATING EXPENSES
   Selling                                                                                     9,252,423           7,858,376
   Engineering, general and administrative                                                     5,312,472           3,733,279
                                                                                           -------------       -------------
      Total operating expenses                                                                14,564,895          11,591,655
                                                                                           -------------       -------------

OPERATING INCOME                                                                               5,512,918           3,068,651

   Interest expense                                                                             (251,501)           (311,428)
   Other income, net                                                                              80,601             138,811

                                                                                            -------------       -------------
INCOME before provision for income taxes                                                       5,342,018           2,896,034

   Provision for income taxes                                                                  2,335,612           1,222,777
                                                                                            -------------       -------------
NET INCOME, Best Lock Corporation and Subsidiary                                               3,006,406           1,673,257

   Minority interest in net income, Best Lock Corporation and Subsidiary                        (625,234)           (358,947)
   Corporate - Best Universal Lock Co. income (expense)                                          410,785              (6,320)
                                                                                           -------------        ------------
NET INCOME, Best Universal Lock Co. and Subsidiaries                                           2,791,957           1,307,990

   Minority interest in net income, Best Universal Lock Co. and Subsidiaries                    (428,070)           (220,229)
   Corporate - Frank E. Best, Inc. income                                                         18,974              23,029
                                                                                            ------------        ------------
NET INCOME, Frank E. Best, Inc. and Subsidiaries                                             $ 2,382,861         $ 1,110,790
                                                                                            ============        =============



                                                                                 Best Universal Lock Co.
                                                           Best Lock           ----------------------------           Frank E.
Earnings per common share, three months ended:             Corporation           Series A          Series B           Best, Inc.
                                                           -----------         ----------       -----------         -----------
September 30, 1997                                         $     24.92         $     7.77       $      7.77         $      9.04
                                                           ===========         ==========       ===========         ===========
September 30, 1996                                         $     13.75         $     3.63       $      3.63         $      2.65
                                                           ===========         ==========       ===========         ===========

Weighted average shares outstanding, three months ended:
September 30, 1997                                          120,643.85          59,536.31        300,000.00          263,607.89
                                                           ===========         ==========       ===========         ===========
September 30, 1996                                          121,653.85          60,739.31        300,000.00          418,457.89
                                                           ===========         ==========       ===========         ===========
See accompanying notes to condensed consolidated financial statements.

                                       3

                         BEST LOCK CORPORATION AND SUBSIDIARY
     Best Universal Lock Co. ( a non-operating holding company) and Subsidiaries
        Frank E. Best, Inc. (a non-operating holding company) and Subsidiaries

                     CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                     (Unaudited)



                                                                                    Nine Months Ended September 30
                                                                                     -------------------------------
                                                                                         1997            1996
                                                                                     --------------  --------------

NET SALES                                                                            $  102,511,363   $  89,774,150

COST OF GOODS SOLD                                                                       50,939,005      48,759,004
                                                                                      --------------  --------------
GROSS MARGIN                                                                             51,572,358      41,015,146

OPERATING EXPENSES
   Selling                                                                               25,872,850      24,627,655
   Engineering, general and administrative                                               15,640,944      13,289,208
                                                                                     --------------  --------------
      Total operating expenses                                                           41,513,794      37,916,863
                                                                                     --------------  --------------

OPERATING INCOME                                                                         10,058,564       3,098,283

   Interest expense                                                                        (784,605)       (889,946)
   Other income, net                                                                        252,559         253,803
                                                                                     --------------  --------------
INCOME before provision for income taxes                                                  9,526,518       2,462,140

   Provision for income taxes                                                             4,124,571       1,136,968
                                                                                     --------------  --------------
NET INCOME, Best Lock Corporation and Subsidiary                                          5,401,947       1,325,172

   Minority interest in net income, Best Lock Corporation and Subsidiary                 (1,123,502)       (284,184)
   Corporate - Best Universal Lock Co. income (expense)                                     360,338         (34,948)
                                                                                     --------------  --------------
NET INCOME, Best Universal Lock Co. and Subsidiaries                                      4,638,783       1,006,040

   Minority interest in net income, Best Universal Lock Co. and Subsidiaries               (768,707)       (169,392)
   Corporate - Frank E. Best, Inc.                                                           40,314          54,136
                                                                                     --------------   --------------
NET INCOME, Frank E. Best, Inc. and Subsidiaries                                     $    3,910,390       $  890,784
                                                                                     ==============   ==============


                                                                                   Best Universal Lock Co.
                                                           Best Lock           ----------------------------            Frank E.
Earnings per common share, nine months ended:              Corporation           Series A          Series B           Best, Inc.
                                                           -----------         ----------       -----------         -----------
September 30, 1997                                         $     44.77         $    12.90       $     12.90          $    14.51
                                                           ===========         ==========       ===========         ===========

September 30, 1996                                         $     10.89         $     2.79       $      2.79          $     2.13
                                                           ===========         ==========       ===========         ===========
Weighted average shares outstanding, nine months ended:
September 30, 1997                                          120,649.01          59,588.47        300,000.00          269,435.51
                                                           ===========         ==========       ===========         ===========
September 30, 1996                                          121,653.85          60,739.31        300,000.00          418,457.89
                                                           ===========         ==========       ===========         ===========

See accompanying notes to condensed consolidated financial statements.

                                       4

        FRANK E. BEST, INC. (a nonoperating holding company) AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                     (Unaudited)


                                                    SEPTEMBER 30    DECEMBER 31
                                                        1997            1996
                                                    ------------    -----------
CURRENT ASSETS
   Cash and cash equivalents                        $  3,761,195   $  2,114,084
   Trade receivables
      Direct                                          17,124,236     15,453,983
      Sales representatives and other                  3,066,586      2,486,882
      Allowance for uncollectible accounts              (299,571)      (244,866)
   Estimated refundable income taxes                      50,953         51,632
   Current portion of notes receivable                    51,493         64,909
   Inventories                                        13,611,018     13,779,015
   Prepaid income taxes                                2,180,817      3,224,592
   Prepaid expenses and other                            848,022        490,872
                                                    ------------   ------------
         Total current assets                         40,394,749     37,421,103
                                                    ------------   ------------

PROPERTY, PLANT AND EQUIPMENT, at cost
   Land and buildings                                 14,110,366     13,802,456
   Machinery and equipment                            27,185,555     27,173,450
   Tooling                                             8,816,633      8,417,048
   Furniture, fixtures and other                      13,000,743     12,092,891
   Construction work-in-progress                         914,374        184,311
                                                    ------------   ------------
                                                      64,027,671     61,670,156
   Less - accumulated depreciation                   (39,252,342)   (35,515,151)
                                                    ------------   ------------
         Total property, plant and equipment          24,775,329     26,155,005
                                                    ------------   ------------

OTHER ASSETS
   Long-term notes receivable                          3,262,926      3,303,799
   Other assets                                          849,775      1,035,775
                                                    ------------   ------------
         Total assets                               $ 69,282,779   $ 67,915,682
                                                    ============   ============

See accompanying notes to condensed consolidated financial statements.

        FRANK E. BEST, INC. (a nonoperating holding company) AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                     (Unaudited)


                                                     SEPTEMBER 30   DECEMBER 31
                                                         1997           1996
                                                     ------------   -----------
CURRENT LIABILITIES
   Current portion of retirement benefit obligations $  1,343,228  $  1,364,671
   Trade accounts payable                               2,917,708     2,685,231
   Customer advances                                    2,214,859     1,849,175
   Accrued liabilities
      Income taxes                                      2,211,530       932,055
      Property and other taxes                            812,845       876,670
      Payroll and vacation                              2,697,658     4,413,772
      Accrued medical claims                              765,000       750,000
      Accrued warranty                                    570,908       998,835
      Other                                               558,510     1,178,713
                                                     ------------  ------------
         Total current liabilities                     14,092,246    15,049,122
                                                     ------------  ------------

LONG-TERM DEBT                                         12,000,000    15,000,000
RETIREMENT BENEFIT OBLIGATION                           2,782,962     3,213,399
DEFERRED INCOME TAXES                                   1,787,509     2,305,265
                                                     ------------  ------------
         Total liabilities                             30,662,717    35,567,786
                                                     ------------  ------------

MINORITY INTEREST IN SUBSIDIARIES                      16,413,577    15,063,600
                                                     ------------  ------------
SHAREHOLDERS' EQUITY
   Common stock, $1 par value, 600,000 shares
     authorized and issued, 598,710 outstanding           598,710       598,710
   Capital surplus                                         77,972        77,972
                                                     ------------  ------------
     Total capital stock                                  676,682       676,682

   Accumulated earnings                                29,533,013    25,826,403

   Cumulative translation adjustment                     (163,874)     (151,029)

   Treasury stock                                      (7,839,336)   (9,067,760)
                                                     ------------  ------------
         Total shareholders' equity                    22,206,485    17,284,296
                                                     ------------  ------------
         Total liabilities and shareholders'
           equity                                    $ 69,282,779  $ 67,915,682
                                                     ============  ============

See accompanying notes to condensed consolidated financial statements.

        FRANK E. BEST, INC. (a nonoperating holding company) AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                     (Unaudited)


                                                    SEPTEMBER 30    DECEMBER 31
                                                        1997            1996
                                                    ------------    -----------

COMMON STOCK, $1 par value, 600,000 shares
  authorized; 598,710 shares issued                 $    598,710   $    598,710

CAPITAL SURPLUS                                           77,972         77,972
                                                    ------------   ------------
      Total capital stock                                676,682        676,682
                                                    ------------   ------------

ACCUMULATED EARNINGS
   Balance at beginning of year                       25,826,403     23,880,870
   Net income - (nine months ended September 30, 1997
      and twelve months ended December 31, 1996)       3,910,390      2,486,397
   Cash dividends                                              -       (323,303)
   Additional minimum liability for pension             (203,780)      (178,939)
   Difference between dividends of Series A and
      Series B common shareholders of Best Universal
      Lock Co.                                                 -        (38,622)
                                                    ------------   ------------
   Balance at end of year                             29,533,013     25,826,403
                                                    ------------   ------------

CUMULATIVE TRANSLATION ADJUSTMENT                       (163,874)      (151,029)
                                                    ------------   ------------
TREASURY STOCK
   Balance at beginning of year                       (9,067,760)             -
   Shares purchased                                       (4,606)    (9,067,760)
   Shares issued                                       1,233,030              -
                                                    ------------   ------------
   Balance at end of period                           (7,839,336)    (9,067,760)
                                                    ------------   ------------
      Total shareholders' equity                    $ 22,206,485   $ 17,284,296
                                                    ============   ============

Cash dividends per share:                           $          -   $       0.54
                                                    ============   ============

See accompanying notes to condensed consolidated financial statements.

        FRANK E. BEST, INC. (a nonoperating holding company) AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Unaudited)

                                                                                        NINE MONTHS ENDED SEPTEMBER 30
                                                                                        -------------------------------
                                                                                            1997              1996
                                                                                        ---------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Cash received from customers                                                            $100,110,767     $ 85,854,082
  Cash paid to suppliers and employees                                                     (91,375,183)     (85,083,321)
  Interest received                                                                            269,344          148,805
  Interest paid                                                                               (629,319)        (964,382)
  Income taxes refunded (paid)                                                              (2,369,128)       2,134,073
                                                                                           ------------    ------------
    Net cash provided by operating activities                                                6,006,481        2,089,257
                                                                                           ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures, net                                                                 (2,568,154)        (999,117)
                                                                                            ------------   ------------
    Net cash used in investing activities                                                   (2,568,154)        (999,117)
                                                                                            ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Borrowings against secured line of credit                                                  3,200,000       26,200,000
  Payments on secured line of credit                                                        (6,200,000)     (25,580,843)
  Purchase of treasury stock                                                                   (15,530)          -
  Issuance of stock                                                                          1,233,030           -
                                                                                            ------------   ------------
    Net cash provided by financing activities                                               (1,782,500)         619,157
                                                                                            ------------   ------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                         (8,716)         (37,839)
                                                                                            ------------   ------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                                      1,647,111        1,671,458
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                               2,114,084        1,413,372
                                                                                            ------------   ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                $  3,761,195     $  3,084,830
                                                                                            ============   ============

RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES
  Net income                                                                              $  3,910,390     $    890,785
  Adjustments-
    Depreciation and amortization                                                            4,181,896        4,093,635
    Provision for losses on accounts receivable                                                266,042           81,972
    Loss on sale of property, plant and equipment                                               37,701           41,811
    Minority interest related to current year earnings                                       1,474,726          453,576
    Deferred income taxes                                                                      526,019          465,886
    Additional minimum liability for pension                                                  (308,241)             -
  Changes in assets and liabilities-
    (Increase) decrease in
      Accounts and notes receivable                                                         (2,421,512)      (4,067,711)
      Refundable income taxes                                                                      680        2,628,103
      Inventories                                                                              162,347         (327,909)
      Prepaid expenses                                                                        (392,505)         (29,996)
      Other assets                                                                            (255,889)        (230,860)
  Increase (decrease) in
      Accounts payable, customer advances and accrued liabilities                           (2,001,880)      (1,239,392)
      Income taxes payable                                                                   1,278,587          411,380
      Retirement benefit obligation                                                           (451,880)      (1,082,023)
                                                                                           ------------    ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                 $  6,006,481     $  2,089,257
                                                                                           ============    ============

See accompanying notes to condensed consolidated financial statements.

                                 BEST LOCK COMPANIES

                         Best Lock Corporation and Subsidiary
      Best Universal Lock co. (a nonoperating holding company) and Subsidiaries
        Frank E. Best, Inc. (a nonoperating holding company) and Subsidiaries

NOTES TO SEPTEMBER 30, 1997 CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  INTERIM FINANCIAL STATEMENTS

    The accompanying condensed consolidated financial statements have not been audited by independent accountants. In the opinion of the Company's management, the financial statements reflect all adjustments necessary to fairly present the results of operations for the three and nine month periods ended September 30, 1997 and 1996, the Company's financial position at September 30, 1997 and December 31, 1996, and the cash flows for the nine-month periods ended September 30, 1997 and 1996. These adjustments are of a normal recurring nature.
Inventory values at interim reporting dates are based upon estimates of the annual adjustments for taking physical inventory and for the change in cost of LIFO inventories.

    Certain notes and other information have been omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the Company's 1996 Form 10-K.

    The results for the three and nine months ended September 30, 1997 are not necessarily indicative of future financial results.

    The condensed consolidated financial statements for each parent company in the Best Lock Companies (the Company) include their respective subsidiaries as indicated below:

                                                                                    Percent Owned
           Parent Company                   Subsidiaries                       As of September 30, 1997
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
       Corporation (Lock or the Company)

                                       9

2.  INCOME TAXES

     The effective tax rate for the third quarter of 1997 was 43.7 percent, compared with 42.2 percent for the third quarter of 1996. The increase relates primarily to an increase in state tax expense. The effective tax rates for the nine months ended September 30, 1997 and 1996 were 43.3 percent and 46.2 percent, respectively. This decrease was due to a decrease in foreign tax, as well as a decrease in permanent timing differences.

3.  FINANCING ARRANGEMENTS

    The Company entered into a $25.0 million line of credit agreement on February 15, 1995, which was amended effective August 25, 1997, reducing the amount of the line of credit to $22.5 million. The agreement had previously been amended on May 1, 1997, extending the line of credit maturity date to May 1, 1999. The line of credit bears interest at a variable rate, based upon the prime rate or LIBOR, at the Company's election. The line of credit is secured by a blanket lien on all accounts and notes receivable, inventory, machinery and equipment, and intangible assets with a negative pledge on real estate. The agreement contains financial covenants including those relating to debt service coverage, tangible net worth, and liabilities to tangible net worth. As of September 30, 1997 and December 31, 1996, the Company was in compliance with all required covenants.

4.  RECLASSIFICATIONS

    Certain reclassifications have been made to the statement of income and balance sheet for the prior periods to conform to the current period presentation.

Item 2.  Management's Discussion and Analysis of Financial Condition and
         ---------------------------------------------------------------
         Results of Operations
         ---------------------

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

Analysis of Results of Operations
---------------------------------
Three Months ended September 30, 1997 compared to three months ended
--------------------------------------------------------------------
September 30, 1996
------------------

Sales for the third quarter of 1997 were $4.8 million higher than the same period of 1996. Higher sales from the distribution division (BLS) to end users accounted for $3.0 million of the increase, mainly due to higher sales of electronic access control products. Sales from the manufacturing division
(BLM) to independent distributors and Authorized Contract Construction Dealers increased by $1.8 million compared to the same period of 1996.

The gross margin on sales improved to 54.5% of sales, compared to 45.7% in the prior year. The higher sales from the BLM division in 1997 resulted in increased coverage of fixed costs, contributing to the improved gross margin. Margins were also impacted favorably by $252,000 in the third quarter of 1997 by a change in the Company's method for accounting for vacation benefits. Prior to 1997, vacation was earned in one year and taken in the next. Effective in 1997, vacation will be earned and taken in the same year. Additionally, margins were positively impacted as a result of enhanced scrap reclamation processes in manufacturing, implemented in the third quarter of 1997, which resulted in a $270,000 increase in scrap sales over prior year.
A $1.1 million increase in product service expense for the estimated material, labor, and travel costs to replace certain parts in defective locksets was recorded during the third quarter of 1996, while there were no significant increases or adjustments to product service expense during the third quarter of 1997.

Operating income increased $2.4 million to 15.0% of sales from 9.6% for the same period in 1996, mainly due to the higher sales and improved gross margin percentage. Selling, general and administrative, and engineering expenses increased $3.0 million in the third quarter of 1997 over the third quarter of 1996. Expenditures that significantly increased in the third quarter of 1997 over the prior year were salaries, wages and fringe benefits ($2.2 million), repairs and maintenance ($176,000), rent ($218,000), telephone ($228,000), supplies ($321,000), bad debt ($143,000), depreciation ($200,000) and meals & travel ($177,000). The increased expenditures in salaries, wages and fringe benefits is due to additional headcount, a merit salary increase and bonus expense. These higher expenses were offset by lower professional fees of approximately $389,000. The method for accounting for vacation, described above, lowered selling, general and administrative, and engineering expenses by $368,000 during the third quarter of 1997. This change will result in a one-time benefit to cost of goods sold and selling, general and administrative, and engineering expenses of the Company of approximately $2.2 million for the year.

The effective tax rate for the third quarter of 1997 was 43.7 percent, compared with 42.2 percent for the third quarter of 1996. The increase relates primarily to an increase in state tax expense.

Nine Months Ended September 30, 1997 compared to nine months ended
------------------------------------------------------------------
September 30, 1996
------------------

Sales for the nine months ended September 30, 1997 increased by $12.7 million, or 14.2% over the prior year. Higher sales from the manufacturing division (BLM) to independent distributors and Authorized Contract Construction Dealers accounted for approximately $4.4 million of the increase. The remainder of the increase, approximately $8.3 million, resulted from higher sales from the distribution division (BLS) to end users.

The gross margin on sales for the first nine months of 1997 was 50.3% of sales, compared to 45.7% of sales for the first nine months of 1996. The change in the method for accounting for vacation, described above, positively impacted margins by $672,000 during the first nine months of 1997. Also, as noted above, the impact of the scrap reclamation process improvement and the product service expense that affected the margin in 1996 only, contributed to the improved margin for 1997. Higher absorption of fixed costs in the BLM division, due to increased sales, also aided the increased margin percentage.

Operating income increased to 9.8% of sales in the nine months ended September 30, 1997, from 3.5% of sales in the nine months ended September 30, 1996. The higher sales and improved gross margin were the main reasons for the increase. Selling, general and administrative, and engineering expenses were $3.6 million higher for the nine month period, compared to the prior year, due to higher expenditures for salaries, wages and fringe benefits ($3.0 million), repairs and maintenance ($316,000), telephone ($328,000), depreciation ($476,000), supplies ($229,000), sales commissions ($200,000), bad debt ($188,000), seminars and training ($440,000), meals & travel ($218,000). The increased expenditures in salaries, wages and fringe benefits is due to additional headcount, a merit salary increase and bonus expense.
In addition, the Company began leasing personal computers in late 1996 that had previously been purchased. The impact of this change resulted in approximately $331,000 in additional rent expense during the first nine months of 1997. These higher expenses were offset by lower professional fees of approximately $824,000, dues, fees & subscriptions $110,000 and the change in the method for accounting for vacation, described above, which lowered selling, general and administrative, and engineering expenses by $973,000 in the nine months ended September 30, 1997.

The effective tax rates for the nine months ended September 30, 1997 and 1996 were 43.3 percent and 46.2 percent, respectively. This decrease was due to a decrease in foreign tax, as well as a decrease in permanent timing differences.

Liquidity and Capital Resources
-------------------------------

The Company's liquidity continues to be strong for the first nine months of 1997. Working capital at September 30, 1997 increased by approximately $3.9 million from December 31, 1996 and the current ratio increased to 2.9:1 at September 30, 1997 from 2.5:1 at December 31, 1996. The increase in working capital is mainly due to increased accounts receivable at September 30, 1997 and the change in the method for accounting for vacation, as described previously, which decreased the vacation liability. Cash and cash equivalents increased by $1.6 million from December 31, 1996. Despite the increased working capital needs of the business, the Company was able to invest $2.6 million in capital additions, reduce borrowings by $3.0 million, and reduce the debt to net worth ratio from 55% to 36%. Inventory turns declined slightly to 5.0 in the first nine months of 1997, compared to 5.5 in the first nine months of 1996. Capital spending is projected to total approximately $4.0 million for the year. The Company plans to meet its 1997 working capital and capital expenditure requirements through funds from operations and from its existing credit facility.

PART II.  OTHER INFORMATION
---------------------------

Item 1.  Legal Proceedings
--------------------------

Reference is made to Item 3 of the Company's Form 10-K for the year ended December 31, 1996. There have been no new legal proceedings initiated during the quarter, nor has there been a change in status or termination of any previously reported legal proceeding.

Item 5.  Other Information
--------------------------
None.

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------
None.

                                      SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  FRANK E. BEST, INC.
                                  ----------------------
                                       (Registrant)


Date:    November 10, 1997        By:
         -----------------        /s/ Stephen J. Cooper
                                      -----------------------
                                       Treasurer


                                  /s/ Paula J. Tinkey
                                      -----------------------
                                       Controller